Form 10-Q
period 1996-06-30
MICROCIDE PHARMACEUTICALS INC
filed 1996-08-01
CIK 1010915

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number: 0-28006

                  MICROCIDE PHARMACEUTICALS, INC.
                 (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3186021
      (State or other jurisdiction of               (I.R.S.Employer
       incorporation of organization)            Identification Number)

   850 MAUDE AVENUE, MOUNTAIN VIEW, CALIFORNIA            94043
     (Address of principal executive offices)           (ZIP Code)

Registrant's telephone number, including area code:               415-428-1550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes         No X*
                           ----       ----
Number of shares of Common Stock, no par value, outstanding as of June 30, 1996: 10,670,429.

      * Registrant has been subject to such filing requirements since May 14, 1996, the effective date of its Registration Statement on Form S-1, and has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such date.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                  JUNE 30, 1996

                                                                           PAGE
                                                                          NUMBER

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets as of June 30, 1996              3
                  and December 31, 1995.

                  Condensed Statements of Operations for the three
                  and six months ended June 30, 1996 and June 30, 1995      4

                  Condensed Statements of Cash Flows for the three
                  and six months ended June 30, 1996 and June 30, 1995      5

                  Notes to Condensed Financial Statements                   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8

PART II           OTHER INFORMATION                                        11

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults in Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES                                                                 13

                         MICROCIDE PHARMACEUTICALS, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                               June 30,1996        December 31, 1995
                                                               ------------        -----------------
                                                                (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                     $ 50,381              $  8,517
   Prepaid expenses and other current assets                          292                   138
                                                                 --------              --------
Total current assets                                               50,673                 8,655

Property and equipment, net                                         5,597                 4,606

Other assets                                                          159                   232
                                                                 --------              --------

Total assets                                                     $ 56,429              $ 13,493
                                                                 ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $    758              $    463
   Accrued compensation and other accrued liabilities                 370                   273
   Current portion of capital lease obligations                     1,110                 1,118
   Deferred revenue                                                 1,543                   413
                                                                 --------              --------
Total current liabilities                                           3,781                 2,267

Long-term portion of capital lease obligations                      1,426                 1,920

Accrued rent                                                          150                   155

Stockholders' equity:

   Preferred stock                                                     --                22,435
   Common stock                                                    66,328                   632
   Stockholder note receivable                                        (35)                  (35)
   Deferred compensation                                           (1,858)                 (412)
   Net unrealized loss on securities available-for-sale                (2)                   (2)
   Deficit accumulated during the development stage               (13,361)              (13,467)
                                                                 --------              --------
Total stockholders' equity                                         51,072                 9,151
                                                                 --------              --------
Total liabilities and stockholders' equity                       $ 56,429              $ 13,493
                                                                 ========              ========

See notes to condensed financial statements

                         MICROCIDE PHARMACEUTICALS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (unaudited)

                                            Three Months Ended                  Six Months Ended
                                                  June 30                           June 30,
                                        -------------------------           -------------------------
                                         1996               1995              1996             1995
                                        -------           -------           -------           -------
Revenues:
   License fees                         $    --           $    --           $ 1,000           $    --
   Research revenue                       2,243                --             3,868                --
                                        -------                             -------
Total revenues                            2,243                --             4,868                --

Operating expenses:
   Research and development               2,305             1,402             4,085             2,726
   General and administrative               581               384             1,107               863
                                        -------           -------           -------           -------
Total operating expenses                  2,886             1,786             5,192             3,589

Loss from operations                       (643)           (1,786)             (324)           (3,589)

Interest income                             416                48               553               133
Interest expense                            (50)              (71)             (123)             (141)
                                        -------           -------           -------           -------
Net income (loss)                       $  (277)          $(1,809)          $   106           $(3,597)
                                        =======           =======           =======           =======
Net income (loss) per share             $ (0.04)          $ (0.78)          $  0.02           $ (1.56)
                                        =======           =======           =======           =======
Shares used in calculation of
   net income (loss) per share            6,616             2,316             4,984             2,310

Pro forma net income (loss)
   per share                            $ (0.03)          $ (0.22)          $  0.01           $ (0.45)
                                        =======           =======           =======           =======
Shares used in calculation of
   pro forma net income (loss)
   per share                              9,408             8,052             9,248             8,046

See notes to condensed financial statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents

                                   (unaudited)

                                                                     Three Months Ended                       Six Months Ended
                                                                            June 30,                             June 30,
                                                                 ---------------------------           ---------------------------
                                                                   1996               1995               1996               1995
                                                                 --------           --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)                                                $   (277)          $ (1,809)          $    106           $ (3,597)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                    387                341                738                638
     Amortization of deferred compensation                            145               --                  209               --
     Accrued rent                                                      (3)                 3                 (5)                 7
Changes in assets and liabilities:
   Prepaid expenses and other current assets                          (80)                16               (154)               226
   Other assets                                                        50                 28                 73                (51)
   Accounts payable                                                   (65)               (55)               295               (160)
   Accrued compensation and other accrued liabilities                  61                 13                 97                 50
   Deferred revenue                                                  (494)              --                1,130               --
                                                                 --------           --------           --------           --------
Net cash provided by (used in) operating activities                  (276)            (1,463)             2,489             (2,887)
                                                                 --------           --------           --------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                 (807)               (24)            (1,729)               (24)
                                                                 --------           --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                      (237)              (297)              (502)              (474)
Proceeds from issuance of common stock                             36,610               --               36,618               --
Net proceeds from issuance of convertible
   preferred stock                                                     (2)              --                4,988               --
                                                                 --------           --------           --------           --------
Net cash provided by financing activities                          36,371               (297)            41,104               (474)
                                                                 --------           --------           --------           --------
Net increase in cash and cash equivalents                          35,288             (1,784)            41,864             (3,385)
Cash and cash equivalents, beginning of period                     15,093              4,209              8,517              5,810
                                                                 --------           --------           --------           --------
Cash and cash equivalents, end of period                         $ 50,381           $  2,425           $ 50,381           $  2,425
                                                                 ========           ========           ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Interest paid                                                 $     50           $     71           $    120           $    144
                                                                 ========           ========           ========           ========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred
   stock to common stock                                         $ 27,423           $   --             $ 27,423           $   --
                                                                 ========           ========           ========           ========

See notes to condensed financial statements.

                         MICROCIDE PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Organization and Basis of Presentation

      Microcide Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company founded to discover, develop and commercialize novel antibiotics for the treatment of serious bacterial infections. The Company's discovery and development programs address the growing problem of antibiotic resistance in certain bacteria through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators, and (ii) Targeted Genomics, which utilizes bacterial genetics to discover new classes of antibiotics and other novel treatments for bacterial disease.

      The Company's activities to date have consisted principally of raising capital, arranging for facilities, acquiring equipment and intellectual property, recruiting managerial and technical personnel, and conducting research and development. Accordingly, the Company is classified as a development stage enterprise.

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year.

      This unaudited financial data should be read in conjunction with the financial statements contained in the Company's final prospectus included in its Registration Statement on Form S-1 (Registration No. 333-02400.)

      This Form 10-Q contains forward-looking statements based upon current expectations. Such forward-looking statements involve risks and uncertainties, including, without limitation, the factors set forth in "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 and the Prospectus dated May 14, 1996 constituting a part thereof. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

2.  INITIAL PUBLIC OFFERING

      In May 1996, the Company raised approximately $36.4 million in net proceeds from the sale of 2,875,000 shares of common stock at $14.00 per share in its initial public offering. Concurrent with the initial public offering, all of the Company's outstanding preferred stock automatically converted into 6,880,791 shares of common stock.

3.  INVESTMENTS

      Investment securities are classified as available-for-sale and consist of the following investments due within three months:

                               June 30,        December 31,
                                 1996             1995
                               -------          -------
Cash equivalents:
   Money market funds          $ 8,494          $ 1,039
   Commercial paper             41,887            7,478
                               -------          -------
                               $50,381          $ 8,517
                               =======          =======

4.  NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are included in the computation for income periods and excluded from the computation in loss periods as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, and convertible preferred stock) issued during the 12 month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through March 31, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock).

      The pro forma calculation of net income (loss) per share has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering.

                         MICROCIDE PHARMACEUTICALS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

      As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with three major pharmaceutical companies. The Company has received license fees and research support payments pursuant to these agreements and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the collaborative agreements, the Company will receive royalty payments based upon the net sales of such drugs.

      Through June 30, 1996, the Company had received in the aggregate $4.0 million in license fees and $7.4 million in research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive an additional $34.1 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

      No milestone or royalty payments have yet been received. In the event that the Company achieves the specified research and product development milestones, the Company will be entitled to receive milestone payments ranging from $13.0 million to $32.5 million per product. The Company does not expect to receive royalties based upon the net sales of drugs for a significant number of years.

      Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. The Company expects to incur operating losses in the future.

      This Form 10-Q contains forward-looking statements based upon current expectations. Such forward-looking statements involve risks and uncertainties, including, without limitation, the factors set forth in "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 and the Prospectus dated May 14, 1996 constituting a part thereof. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues. Total revenues for the second quarter of 1996 were $2.2 million, consisting of revenues earned for research performed under collaborative agreements. Research revenues in the second quarter increased 38% over that earned in the first quarter of 1996 due to an increase in the number of research personnel devoted to collaborative projects. No revenues were recognized for the second quarter of 1995 as no collaborative agreements were in effect at that time.

Research and Development Expenses. Research and development expenses for the second quarter increased approximately 64% from $1.4 million in 1995 to $2.3 million in 1996 primarily due to increased compensation expenses and supplies expenses related to an increase in the number of research personnel, largely to support the Company's new collaborative programs. Additionally, expenditures for research materials and amortization of deferred compensation contributed to the increase in expense.

General and Administrative Expenses. General and administrative expenses for the second quarter increased 51% from $384,000 in 1995 to $581,000 in 1996 primarily due to increased compensation expenses resulting from an increase in the number of administrative personnel and amortization of deferred compensation.

Interest Income and Expense. Interest income for the second quarter increased from $48,000 in 1995 to $416,000 in 1996, primarily due to an increase in average cash balances in 1996 related to proceeds received from the Company's initial public offering in May 1996, from proceeds received from the sale of other equity and cash received under collaborative agreements. Interest expense for the second quarter decreased 30% from $71,000 in 1995 to $50,000 in 1996 due to a decrease in capital lease balances outstanding.

Net Income (Loss). Net loss for the second quarter decreased $1.5 million from a loss of $1.8 million in 1995 to a loss of $277,000 in 1996, primarily as a result of the items discussed above.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues. Revenues for the six months ended June 30, 1996 were $4.9 million, consisting of $1.0 million in license fees and $3.9 million in revenues earned for research performed under collaborative agreements. No revenues were recognized for the first two quarters of 1995 as no collaborative agreements were in effect at that time.

Research and Development Expenses. Research and development expenses for the first half of 1996 increased approximately 50% from $2.7 million in 1995 to $4.1 million in 1996 primarily due to increased compensation expenses, supplies and other expenses related to an increase in the number of research personnel, largely to support the Company's new collaborative programs. Additionally, expenditures for research materials, outside research services and amortization of deferred compensation contributed to the increase.

General and Administrative Expenses. General and administrative expenses for the first half of 1996 increased approximately 28% from $863,000 in 1995 to $1.1 million in 1996 primarily due to increased compensation expenses resulting from an increase in the number of administrative personnel and amortization of deferred compensation.

Interest Income and Expense. Interest income for the first half of 1996 increased from $133,000 in 1995 to $553,000 in 1996, primarily due to an increase in average cash balances in 1996 related to proceeds received from the Company's initial public offering in May 1996, from proceeds received from the sale of other equity and cash received under collaborative agreements. Interest expense for the first half of 1996 decreased 13% from $141,000 in 1995 to $123,000 in 1996 due to a decrease in capital lease balances outstanding.

Net Income (Loss). Net income for the first half of 1996 increased $3.7 million from a loss of $3.6 million in 1995 to a profit of $106,000 in 1996, primarily as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements and through equipment financing. As of June 30, 1996 the Company had received approximately $64.0 million in net proceeds from the sale of equity and approximately $11.4 million in cash for license fees and research support payments under collaborative agreements.

      Cash and cash equivalents at June 30, 1996 were $50.4 million compared to $8.5 million at December 31,1995. The increase during the first half of 1996 was due primarily to proceeds received from the Company's initial public offering, the sale of other equity and payments received under collaborative agreements.

      Net cash provided by the Company's operations was $2.5 million for the six months ended June 30, 1996 and was primarily due to receipt of a license fee and receipt of research support payments in excess of research revenue earned during the six month period. Net cash used in the Company's operations was $276,000, $1.5 million and $2.9 million for the three months ended June 30, 1996, the three months ended June 30, 1995 and the six months ended June 30, 1995, respectively. Net cash used in operations was primarily used to fund research and development expenses and for general and administrative expenses to support the Company's activities.

      From inception through June 30, 1996, the Company had invested approximately $8.5 million in property and equipment, including $4.6 million in equipment and leasehold improvements under capital leases. For the first half of 1996, $1.7 million was invested in property and equipment.

      The Company believes that its existing capital resources, interest income and future payments due under collaborative agreements will be sufficient to satisfy its funding requirements at least through 1998.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits have been filed with this report:

3.1+ Restated Articles of Incorporation of Microcide Pharmaceuticals, Inc., a California corporation, as in effect prior to the Registrant's reincorporation in Delaware

3.2+ Restated Certificate of Incorporation of Microcide Pharmaceuticals, Inc., a Delaware corporation, as in effect immediately following Registrant's reincorporation in Delaware

3.3+ Form of Restated Certificate of Incorporation of the Registrant to be filed upon the closing of the offering under the Registration Statement.

3.4+ Bylaws of the Registrant, as in effect prior to the Registrant's reincorporation in Delaware

3.5+ Bylaws of the Registrant, as in effect immediately following the Registrant's reincorporation in Delaware

4.3+ Series A Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated May 10, 1993

4.4+ Series B Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated May 10, 1993

4.5+ Series C Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated June 10, 1994

4.6+ Series B Preferred Warrant Purchase Agreement and Warrant between Comdisco Inc. and the Registrant dated September 1, 1993

4.7+ Series C Preferred Warrant Purchase Agreement and Warrant between Comdisco Inc. and the Registrant dated September 1, 1993

10.1+ Information and Registration Rights Agreement dated June 29, 1994 as amended

10.2+   1993 Amended Incentive Stock Plan

10.3+   1996 Employee Stock Purchase Plan

10.4+   1996 Director Stock Option Plan

10.5+   401(k) Plan

10.6+*  Research  and  License  Agreement  between  the  Registrant  and Ortho
        Pharmaceutical   Corporation  and  the  R.W.  Johnson   Pharmaceutical
        Research Institute dated October 24, 1995

10.7+* Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Research Institute dated October 24, 1995

10.8+*  Joint   Research   Agreement   between  the   Registrant  and  Daiichi
        Pharmaceutical Co., Ltd. dated November 6, 1995

10.9+* Collaborative Research Agreement between the Registrant and Pfizer Inc dated March 1, 1996

10.10+* License and Royalty Agreement between the Registrant and Pfizer Inc dated March 1, 1996

10.11+  Master  Lease   Agreement   between   Dominion   Ventures,   Inc.  and
        Registrant, dated May 10, 1993, as amended on June 10, 1994 and November 22, 1994

10.12+ Master Lease Agreement between the Registrant and Comdisco, Inc. dated September 1, 1993

10.13+ Lease Agreement between the Registrant and Portola Land Company dated April 1993

10.14+ Form of Indemnification Agreement between the Registrant and its Officers and Directors

10.15+ Employment Agreement Dated January 31, 1994 between the Registrant and James E. Rurka

10.16+ Employment Agreement Dated December 23, 1992 between the Registrant and Keith A. Bostian, Ph.D.

11.1    Calculation of Net Income (Loss) Per Share

27.1    Financial Data Schedule

- --------------------
+ Incorporated by reference to same-numbered exhibits filed with the Company's Registration Statement on Form S-1 (Registration No. 333-2400).

* Confidential Treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      August 1, 1996

                                    MICROCIDE PHARMACEUTICALS, INC.
                                    -------------------------------
                                    (Registrant)

                                      /s/ James E. Rurka
                                    --------------------
                                    President, Chief Executive Officer and
                                    Director (principal executive officer)

                                      /s/ Matthew J. Hogan
                                    ----------------------
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

EXHIBIT 11.1   CALCULATION OF NET INCOME (LOSS) PER SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30                             June 30
                                                                -------------------------           ------------------------
                                                                  1996              1995              1996             1995
                                                                -------           -------           -------          -------
Net income (loss)                                               $  (277)          $(1,809)          $   106          $(3,597)
                                                                =======           =======           =======          =======
Weighted average shares of
   common stock outstanding                                       5,883               849             3,379              843
Net effect of dilutive stock options and warrants
   using the treasury stock method                                   --                --               505               --
Shares related to staff accounting bulletin topic 4D:
   Stock options                                                    161               322               241              322
   Preferred stock (1)                                              572             1,145               859            1,145
                                                                -------           -------           -------          -------
Shares used in calculating net income (loss) per share            6,616             2,316             4,984            2,310
                                                                =======           =======           =======          =======
Net income (loss) per share                                     $ (0.04)          $ (0.78)          $  0.02          $ (1.56)
                                                                =======           =======           =======          =======
Calculation of shares outstanding for computing
   pro forma net income (loss) per share:
     Shares used in computing net income
      (loss) per share                                            6,616             2,316             4,984            2,310
     Adjusted to reflect the effect of the
      assumed  conversion of preferred
      stock from the date of issuance (2)                         2,792             5,736             4,264            5,736

Shares used in computing pro forma net income
   (loss) per share                                               9,408             8,052             9,248            8,046
                                                                =======           =======           =======          =======
Pro forma net income (loss) per share                           $ (0.03)          $ (0.22)          $  0.01          $ (0.45)
                                                                =======           =======           =======          =======

- --------------------
(1)  Series D and E shares
(2)  Series A, B and C shares