Form 10-Q
period 1996-09-30
MICROCIDE PHARMACEUTICALS INC
filed 1996-11-08
CIK 1010915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                    Yes  /X/  No / /

Number of shares of Common Stock, no par value, outstanding as of September 30, 1996: 10,682,019.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 1996

                                                                            PAGE
                                                                          NUMBER
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets as of September 30, 1996 and        3
                  December 31, 1995

                  Condensed Statements of Operations for the three and nine
                  months ended September 30, 1996 and September 30, 1995       4

                  Condensed Statements of Cash Flows for the three and nine
                  months ended September 30, 1996 and September 30, 1995       5

                  Notes to Condensed Financial Statements                      6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

PART II           OTHER INFORMATION                                           12

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

                         MICROCIDE PHARMACEUTICALS, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                            September 30,  December 31,
                                                                1996           1995
                                                              --------       --------
                                                             (unaudited)      (Note)
ASSETS
Current assets:
    Cash and cash equivalents                                 $ 49,491       $  8,517
    Prepaid expenses and other current assets                      196            138
                                                              --------       --------
Total current assets                                            49,687          8,655
Property and equipment, net                                      5,417          4,606
Other assets                                                       213            232
                                                              --------       --------
Total assets                                                  $ 55,317       $ 13,493
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $    501       $    463
    Accrued compensation and other accrued liabilities             416            273
    Current portion of capital lease obligations                 1,077          1,118
    Deferred revenue                                             1,551            413
                                                              --------       --------
Total current liabilities                                        3,545          2,267
Long-term portion of capital lease obligations                   1,132          1,920
Accrued rent                                                       148            155
Stockholders' equity:
    Preferred stock                                                 --         22,435
    Common stock                                                66,239            632
    Stockholder note receivable                                    (35)           (35)
    Deferred compensation                                       (1,718)          (412)
    Net unrealized loss on securities available-for-sale            --             (2)
    Deficit accumulated during the development stage           (13,994)       (13,467)
                                                              --------       --------
Total stockholders' equity                                      50,492          9,151
                                                              --------       --------
Total liabilities and stockholders' equity                    $ 55,317       $ 13,493
                                                              ========       ========

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                         MICROCIDE PHARMACEUTICALS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                         Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                      -----------------------       -----------------------
                                        1996           1995           1996           1995
                                      --------       --------       --------       --------
Revenues:
    License fees                      $     --       $     --       $  1,000       $     --
    Research revenue                     2,485             --          6,353             --
                                                                    --------       --------
Total revenues                           2,485             --          7,353             --
Operating expenses:
    Research and development             3,014          1,516          7,099          4,242
    General and administrative             721            428          1,828          1,291
                                      --------       --------       --------       --------
Total operating expenses                 3,735          1,944          8,927          5,533
                                      --------       --------       --------       --------
Loss from operations                    (1,250)        (1,944)        (1,574)        (5,533)
Interest income                            681             23          1,234            156
Interest expense                           (64)           (69)          (187)          (210)
                                      --------       --------       --------       --------
Net loss                              $   (633)      $ (1,990)      $   (527)      $ (5,587)
                                      ========       ========       ========       ========
Net loss per share                    $  (0.06)      $  (0.86)      $  (0.08)      $  (2.41)
                                      ========       ========       ========       ========
Shares used in calculation of
    net loss per share                  10,677          2,322          6,301          2,314
Pro forma net loss per share          $  (0.06)      $  (0.25)      $  (0.06)      $  (0.69)
                                      ========       ========       ========       ========
Shares used in calculation of
    pro forma net loss per share        10,677          8,058          9,334          8,050

See notes to condensed financial statements.

                         MICROCIDE PHARMACEUTICALS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                              -----------------------       -----------------------
                                                                1996           1995           1996           1995
                                                              --------       --------       --------       --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                      $   (633)      $ (1,990)      $   (527)      $ (5,587)
Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
       Depreciation and amortization                               415            336          1,153            974
       Amortization of deferred compensation                       140             --            349             --
       Accrued rent                                                 (2)            34             (7)            41
       Net unrealized gain on securities                             2             --              2             --
Changes in assets and liabilities:
    Prepaid expenses and other current assets                       96            (48)           (58)           178
    Other assets                                                   (54)            28             19            (23)
    Accounts payable                                              (257)           104             38            (56)
    Accrued compensation and other accrued liabilities              46            (13)           143             37
    Deferred revenue                                                 8             --          1,138             --
                                                              --------       --------       --------       --------
Net cash provided by (used in) operating activities               (239)        (1,549)         2,250         (4,436)
                                                              --------       --------       --------       --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                              (235)           (52)        (1,964)           (76)
                                                              --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                   (327)          (213)          (829)          (687)
Net proceeds from issuance of common stock                         (89)             5         36,529              5
Net proceeds from issuance of convertible
    preferred stock                                                 --             --          4,988             --
                                                              --------       --------       --------       --------
Net cash provided by (used in) financing activities               (416)          (208)        40,688           (682)
                                                              --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents              (890)        (1,809)        40,974         (5,194)
Cash and cash equivalents, beginning of period                  50,381          2,425          8,517          5,810
                                                              --------       --------       --------       --------
Cash and cash equivalents, end of period                      $ 49,491       $    616       $ 49,491       $    616
                                                              ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
    Interest paid                                             $     64       $     71       $    184       $    215
                                                              ========       ========       ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred
    stock to common stock                                     $     --       $     --       $ 27,423       $     --
                                                              ========       ========       ========       ========
Equipment purchased under capital leases                      $     --       $    231       $     --       $     --
                                                              ========       ========       ========       ========

See notes to condensed financial statements.

                         MICROCIDE PHARMACEUTICALS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

         This unaudited financial data should be read in conjunction with the financial statements contained in the Company's final prospectus included in its Registration Statement on Form S-1 (Registration No. 333-02400).

2.  INVESTMENTS

         Investment securities are classified as available-for-sale and consist of the following investments due within three months:

                                                       September 30,   December 31,
                                                           1996           1995
                                                          -------        -------
Cash equivalents:
    Money market funds                                    $49,491        $ 1,039
    Commercial paper                                           --          7,478
                                                          -------        -------
                                                          $49,491        $ 8,517
                                                          =======        =======

3.  NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are included in the computation for income periods and excluded from the computation in loss periods as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, and convertible preferred stock) issued during the 12 month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through March 31, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock).

         The pro forma calculation of net loss per share has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering in May 1996.

4.  COMMITMENT

         In August 1996, the Company signed an eight year, eleven month agreement to lease approximately 31,000 square feet of additional research and office space. The agreement calls for minimum monthly rental payments ranging from approximately $33,000 to $45,000 beginning on November 1, 1996. The agreement also provides the Company with one five-year option to extend the term of the lease.

5.  SUBSEQUENT EVENT

         On October 23, 1996, the Company received a $1,000,000 milestone payment, following the joint selection, with the R.W. Johnson Pharmaceutical Research Institute (an affiliate of Johnson & Johnson), of a development candidate in its collaboration on Gram-positive bacterial infections. This payment will be recognized as revenue in the fourth quarter and is thus not reflected in the financial statements presented.

                         MICROCIDE PHARMACEUTICALS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

         As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with three major pharmaceutical companies. The Company has received license fees, research support payments and a milestone payment pursuant to these agreements and can potentially receive additional research support payments, additional milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the collaborative agreements, the Company will receive royalty payments based upon the net sales of such drugs.

         Through September 30, 1996, the Company had received in the aggregate $4.0 million in license fees and $9.8 million in research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive an additional $31.6 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

         The Company received its first milestone payment in October 1996 triggered by the selection of a development candidate in its Gram-positive collaboration with the R.W. Johnson Pharmaceutical Research Institute (an affiliate of Johnson & Johnson); this payment is not reflected in the financial statements presented herein but will be recorded in the Company's fourth quarter. In the event that the Company achieves additional specified research and product development milestones, the Company will be entitled to receive milestone payments ranging from $13.0 million to $32.5 million per product. No royalty payments have yet been received and the Company does not expect to receive royalties based upon the net sales of drugs for a significant number of years, if ever.

         Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. The Company expects to incur operating losses in the future.

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research and support payments, milestone payments and royalties from the Company's collaborative partners, the period of time the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, and the Company's space requirements. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, and the other risk factors set forth in "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1 and the Prospectus dated May 14, 1996 constituting a part thereof and the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1996. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues. Total revenues for the third quarter of 1996 were $2.5 million, consisting of revenues earned for research performed under collaborative agreements. Research revenues in the third quarter increased 11% over that earned in the second quarter of 1996 due to an increase in the number of research personnel devoted to collaborative projects. No revenues were recognized for the third quarter of 1995 as no collaborative agreements were in effect at that time. Revenues are expected to increase in the fourth quarter relative to the third quarter, principally as a result of the $1 million milestone payment earned and received in October 1996. The foregoing is a forward-looking statement.

Research and Development Expenses. Research and development expenses for the third quarter increased approximately 99% from $1.5 million in 1995 to $3.0 million in 1996 primarily due to increased compensation expenses, supplies and other expenses related to an increase in the number of research personnel, largely to support the Company's new collaborative programs. Additionally, expenditures for research materials, outside research services and amortization of deferred compensation contributed to the increase in expense. Research and development expenses are expected to further increase in the fourth quarter as the Company adds research personnel to support its corporate collaborations and internal programs.

General and Administrative Expenses. General and administrative expenses for the third quarter increased 68% from $428,000 in 1995 to $721,000 in 1996 primarily due to increased compensation expenses resulting from an increase in the number of administrative personnel and amortization of deferred compensation. General and administrative expenses are expected to increase in the fourth quarter as the Company adds administrative personnel and infrastructure commensurate with the growth of the business.

Interest Income and Expense. Interest income for the third quarter increased from $23,000 in 1995 to $681,000 in 1996, primarily due to an increase in average cash balances in 1996 related to proceeds received from the Company's initial public offering in May 1996, proceeds received from the sale of other equity and cash received under collaborative agreements. Interest expense for the third quarter decreased 7% from $69,000 in 1995 to $64,000 in 1996 due to a decrease in capital lease balances outstanding.

Net Loss. Net loss for the third quarter decreased $1.4 million from a loss of $2.0 million in 1995 to a loss of $633,000 in 1996, primarily as a result of the items discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues. Revenues for the first three quarters of 1996 were $7.4 million, consisting of $1.0 million in license fees and $6.4 million in revenues earned for research performed under collaborative agreements. No revenues were recognized for the first three quarters of 1995 as no collaborative agreements were in effect at that time.

Research and Development Expenses. Research and development expenses for the first three quarters of 1996 increased approximately 67% from $4.2 million in 1995 to $7.1 million in 1996 primarily due to increased compensation expenses, supplies and other expenses related to an increase in the number of research personnel, largely to support the Company's new collaborative programs. Additionally, expenditures for research materials, outside research services and amortization of deferred compensation contributed to the increase.

General and Administrative Expenses. General and administrative expenses for the first three quarters of 1996 increased approximately 42% from $1.3 million in 1995 to $1.8 million in 1996 primarily due to increased compensation expenses resulting from an increase in the number of administrative personnel and amortization of deferred compensation.

Interest Income and Expense. Interest income for the first three quarters of 1996 increased from $156,000 in 1995 to $1.2 million in 1996, primarily due to an increase in average cash balances in 1996 related to proceeds received from the Company's initial public offering in May 1996, proceeds received from the sale of other equity and cash received under collaborative agreements. Interest expense for the first three quarters of 1996 decreased 11% from $210,000 in 1995 to $187,000 in 1996 due to a decrease in capital lease balances outstanding.

Net Loss. Net loss for the first three quarters of 1996 decreased $5.1 million from a loss of $5.6 million in 1995 to a loss of $527,000 in 1996, primarily as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements and through equipment financing. As of September 30, 1996 the Company had received approximately $64.0 million in net proceeds from the sale of equity and approximately $13.9 million in cash for license fees and research support payments under collaborative agreements.

         Cash and cash equivalents at September 30, 1996 were $49.5 million compared to $8.5 million at December 31,1995. The increase during the first nine months of 1996 was due primarily to proceeds received from the Company's initial public offering, the sale of other equity and payments received under collaborative agreements.

         Net cash provided by the Company's operations was $2.3 million for the nine months ended September 30, 1996 and was primarily due to receipt of a license fee and receipt of research support payments in excess of research revenue earned during the nine month period. Net cash used in the Company's operations was $239,000, $1.5 million and $4.4 million for the three months ended September 30, 1996, the three months ended September 30, 1995 and the nine months ended September 30, 1995, respectively. Net cash used in operations was primarily used to fund research and development expenses and for general and administrative expenses to support the Company's activities.

         From inception through September 30, 1996, the Company had invested approximately $8.7 million in property and equipment, including $4.6 million in equipment and leasehold improvements under capital leases. For the first nine months of 1996, $2.0 million was invested in property and equipment.

         In August 1996, the Company signed an eight year, eleven month agreement to lease approximately 31,000 square feet of additional research and office space. The agreement calls for minimum monthly rental payments ranging from approximately $33,000 to $45,000 beginning on November 1, 1996. The agreement also provides the Company with one five-year option to extend the term of the lease. The additional space is located within walking distance of the Company's existing facility and is expected to augment and provide expansion for the Company's research and office needs through 1997. The foregoing is a forward-looking statement.

         The Company believes that its existing capital resources, interest income and future payments due under collaborative agreements will be sufficient to satisfy its funding requirements at least through 1998. The foregoing is a forward-looking statement.

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

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

(a)      The following exhibits have been filed with this report:

10.17 Lease agreement commencing November 1, 1996 between Microcide Pharmaceuticals, Inc. and Logue Investments, L.P., a California limited partnership.

11.1     Calculation of Net Loss Per Share

27.1     Financial Data Schedule

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 1996

                              MICROCIDE PHARMACEUTICALS, INC.
                              -------------------------------
                              (Registrant)

                              /s/ James E. Rurka
                              ------------------
                              President, Chief Executive Officer and Director (principal executive officer)

                              /s/ Matthew J. Hogan
                              --------------------
                              Chief Financial Officer
                              (principal financial and accounting officer)