Form 10-K
period 1996-12-31
MICROCIDE PHARMACEUTICALS INC
filed 1997-03-31
CIK 1010915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K

                              ---------------------
(Mark One)
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from             to

                         Commission file number: 0-28006

                         MICROCIDE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               94-3186021
       (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification Number)

   850 MAUDE AVENUE, MOUNTAIN VIEW, CA                     94043
 (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (415) 428-1150

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on December 31, 1996 was approximately $50 million, based upon the closing price of such stock on December 31, 1996.

         As of March 1, 1997, 10,761,304 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1996.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Microcide is a biopharmaceutical company founded to discover, develop and commercialize novel antibiotics for the treatment of serious bacterial infections. The Company's discovery and development programs address the growing problem of bacterial drug resistance through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators to directly address existing bacterial resistence problems, and
(ii) Targeted Genomics, which utilizes bacterial genetics to discover new classes of antibiotics and other novel treatments for bacterial disease. Microcide has also extended its functional genomics technology platform into a program designed to discover improved systemic antifungal agents (the "Fungal Genomics Program").

         The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) it is the third largest pharmaceutical market, with systemic antibiotics totaling $22.5 billion in worldwide sales, including $6.4 billion in the United States, for the twelve months ended January 1997; (ii) there are significant unmet clinical needs, caused by growing bacterial resistance problems, that require new antibacterial therapies; and (iii) the pre-clinical and clinical development process for antibiotics generally follows an efficient and well-defined path to the market. The Company believes that the systemic antifungals market, totaling approximately $2.2 billion in the twelve months ended January 1997, also represents an attractive opportunity because there currently are relatively few effective and non-toxic agents to treat the growing population of immunocompromised patients with systemic fungal infections.

         Microcide's Targeted Antibiotics programs seek to rapidly develop clinically useful antibiotics tailored to treat specific bacterial infections, as well as antibiotic potentiators, which will overcome resistance pathways and restore usefulness to existing antibiotics that have been rendered ineffective. The specific problematic bacteria being addressed by the Company (staphylococci, enterococci, Pseudomonas aeruginosa and Streptococcus pneumoniae) are responsible for 44% of the approximately two million hospital-acquired infections occurring annually in the United States. These infections are estimated to result in approximately eight million days of extended hospital stay and account for more than $4.0 billion in additional health care costs each year.

         Microcide's Targeted Genomics programs seek to identify the pharmaceutically relevant portion of bacterial genomes that are essential to bacterial viability in vitro (the Essential Genes Program) or to bacterial growth and virulence in vivo (the Pathogenesis Program). In the Essential Genes Program, Microcide has identified approximately 90 essential gene targets, which are being incorporated into the Company's high-throughput, multi-channel screening system to discover new classes of antibiotics. In the Pathogenesis Program, Microcide is developing and utilizing new molecular genetics technologies to identify bacterial pathogenesis genes in order to discover and develop novel therapeutic agents.

         During 1996, Microcide extended its genetic discovery technology platform into fungal genetics for the discovery of new classes of improved systemic antifungal agents. Microcide's Fungal Genomics Program seeks to identify essential fungal gene targets which are conserved among pathogens and distinct from human genes. To date, a library of over 500 essential gene mutants has been constructed, a subset of which is selectively being incorporated into the Company's high-throughput, whole-cell assay system to search for small molecule antifungal agents.

         The Company has entered into collaborative agreements with three major pharmaceutical companies to enhance certain of its discovery and development programs. As of December 31, 1996, the Company's collaborative partners have provided the Company with $17.4 million of license fees, milestone payments and research support payments and $10.0 million in equity investments. Assuming each of the collaborative agreements continues until its scheduled expiration, the Company will be entitled to receive an additional $29.1 million of research support payments. The Company has retained full rights to products which may result from its internal, self-funded programs in bacterial cell wall inhibitors, bacterial pathogenesis genes, and fungal genomics.

         J&J. Microcide is collaborating with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute (each Johnson & Johnson affiliates, and collectively "J&J") to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The Company and J&J selected an initial beta-lactam drug candidate for pre-clinical development in October 1996 and the Company expects to enter into clinical trials with respect to such product candidate within the next twelve months. If specified research and development milestones are achieved, the Company will be entitled to receive up to $16.5 million for the initial product and up to $15.5 million for each subsequent product developed within the collaboration.

         Daiichi. Microcide is collaborating with Daiichi to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. The Company expects to select with Daiichi its first quinolone potentiation candidate in 1997 for subsequent pre-clinical development. If specified research and development milestones are achieved, Microcide will be entitled to receive up to $13.0 million for each product developed within the collaboration.

         Pfizer. Microcide is collaborating with Pfizer to implement its essential gene and multi-channel screening system to discover novel classes of antibiotics. If specified research and development milestones are achieved, Microcide will be entitled to receive milestone payments of up to $32.5 million for each product developed within the collaboration.

         The information set forth in this Business Section contains forward-looking statements, including but not limited to statements concerning the use of the Company's discoveries and technology platform to identify potential product candidates, expectations regarding the anticipated date of selection of clinical development candidates, the commencement of clinical trials, development time lines, the timing and likelihood of regulatory approval, the continuation of the Company's collaborations with its partners, the Company's future capital requirements and the expected time period during which the Company's existing financial resources will meet such capital requirements, and business conditions and growth in the biopharmaceutical industry and general economy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth in this Business Section, as well as those set forth elsewhere in this Form 10-K.

         The Company was founded in December 1992, has not commenced clinical trials of any drugs and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a significant number of years, if at all. Since inception, the Company has focused its activities on the development of a gene function-based technology platform and other proprietary information to identify and commercialize novel antibiotics for the treatment of serious bacterial infections. It is difficult to predict when, if ever, the Company will be able to successfully discover novel lead compounds for potential development as product candidates. All compounds discovered by the Company will require extensive pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive pre-clinical and clinical testing required to establish safety and efficacy will take a number of years, and the time required to commercialize new drugs cannot be predicted with accuracy. There can be no assurance that the Company's approach to drug discovery, or the efforts of any collaborative partner of the Company, will result in the development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse effects or inadequate therapeutic efficacy would slow or prevent product development efforts of the Company or its collaborative partners and have a material adverse effect on the Company's operations. The Company will not receive revenues or royalties from sales of drugs for a significant number of years, if at all. Failure to receive significant revenues or achieve profitable operations could impair the Company's ability to sustain operations, and there can be no assurance that the Company will ever receive significant revenues or achieve profitable operations.

INFECTIOUS DISEASE ENVIRONMENT

         BACTERIAL INFECTIONS AND ANTIBIOTICS OVERVIEW

         Bacterial infections are a significant and growing medical problem. They occur when the body's immune system cannot prevent the invasion and colonization of the body by disease-causing bacteria. These infections may either be confined to a single organ or tissue, or disseminated throughout the body by blood stream infections, and can cause many serious diseases, including pneumonias, endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, bacteremia and complicated urinary tract infections.

         According to estimates from the United States Centers for Disease Control and Prevention (the "CDC") for the period 1980 to 1992, approximately two million hospital-acquired infections occur annually in the United States, accounting for more than eight million days of extended hospital stay and causing more than $4.0 billion in additional health care costs each year. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, making infectious diseases the third leading cause of death in the United States. The Company believes that bacterial infections, especially infections caused by difficult-to-treat, antibiotic-resistant bacteria, cause or contribute to a substantial majority of these deaths.

         Antibiotics are administered both to prevent bacterial infections and to treat established bacterial diseases. When administered to prevent an infection, antibiotics are given prophylactically, before definitive clinical signs or symptoms of an infection are present. When administered to treat an established infection, antibiotics are often chosen and administered empirically, before diagnostic testing has established the causative bacterium and its susceptibility to specific antibiotics.

         Antibiotics work by interfering with a vital bacterial cell function at a specific cellular target, either killing the bacteria or arresting their multiplication, thereby allowing the patient's immune system to clear the bacteria from the body. Currently available antibiotics work on relatively few targets, through mechanisms such as inhibiting protein or cell wall synthesis. These targets tend to be present in all bacteria and are highly similar in structure and function, such that certain antibiotics kill or inhibit growth of a broad range of bacterial species (i.e., broad-spectrum antibiotics).

         Major structural classes of antibiotics include beta-lactams, fluoro-quinolones, macrolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Penicillin, a member of the beta-lactam class (which also includes extended-spectrum penicillins, cephalosporins and carbapenems), was first developed in the 1940s. Nalidixic acid, the earliest member of the quinolone class, was discovered in the 1960s. The creation of broad-spectrum antibiotics began in the 1970s and 1980s, with major advances seen in the 1970s with the development of newer beta-lactams, and in the 1980s with the development of fluoro-quinolones. These antibiotics are still being used extensively. No major new class of antibiotics has been discovered and commercialized in the last 20 years.

         ANTIBIOTICS MARKET

         According to sales data compiled by IMS International, an independent pharmaceutical industry research firm, the market for systemic (orally or parenterally administered) antibiotics constitutes the third largest worldwide pharmaceutical market, generating $22.5 billion in worldwide sales for the 12 months ended January 1997, including $6.4 billion in the United States. The in-hospital antibiotic market, where bacterial resistance poses the most serious threat, totaled $7.6 billion worldwide during this period, including $2.2 billion in the United States. Worldwide systemic antibiotic sales, aggregated by major antibiotic class, are shown below, along with a listing of the top 20 systemic antibiotic products, shown in rank order of sales within each class.

                     WORLDWIDE SALES OF SYSTEMIC ANTIBIOTICS

-------------------------------------------------------------------------------
                                           Worldwide           Top 20
              DRUG CLASS                   Sales(1)          Antibiotics
                                          ($ millions)     (within class)
-------------------------------------------------------------------------------
  Beta-lactams--Cephalosporins.............. $ 7,862     Ceftriaxone
                                                         Cefaclor
                                                         Cefuroxime/axetil
                                                         Ceftazidime
                                                         Cephalexin
                                                         Cefixime
                                                         Cefazolin
                                                         Cefadroxil

  Beta-lactams--Broad-spectrum Penicillins..   3,877     Amoxicillin
                                                         Amoxicillin/clavulanate
                                                         Ampicillin/sulbactam

  Macrolides................................   3,458     Clarithromycin
                                                         Azithromycin
                                                         Erythromycin

  Fluoro-quinolones.........................   3,115     Ciprofloxacin
                                                         Ofloxacin
                                                         Levofloxacin

  Aminoglycosides...........................     667     (2)

  Tetracyclines.............................     664     (2)

  Beta-lactams--Medium/Narrow-spectrum
     Penicillins............................     582     (2)

  Beta-lactams--Carbapenems.................     568     Imipenem

  Glycopeptides.............................     528     Vancomycin

  Trimethoprim Combinations.................     363     TMP/SMX

  All Other Systemic Antibiotics............     815     (2)

-------------------------------------------------------------------------------
       TOTAL...............................  $22,499
-------------------------------------------------------------------------------

(1) FOR THE 12-MONTH PERIOD ENDED JANUARY 1997.
(2) NO SINGLE ANTIBIOTIC IN THIS CLASS RANKS AMONG THE TOP 20 ANTIBIOTICS.

ANTIBIOTIC RESISTANCE PROBLEMS

         One of the key contributors to the increase in mortality and morbidity due to bacterial infections is the increasing prevalence of drug-resistant bacteria. Evidence of bacterial resistance to penicillin was first seen in the 1940s shortly after its introduction. Methicillin and subsequent second-generation penicillins were developed to overcome these penicillin-resistant organisms, but resistance to methicillin in turn began to occur in the 1970s shortly after its release, and has continued to increase. Similar resistance problems are now seen with a number of clinically important bacteria targeted by the Company's initial products, including staphylococci, enterococci, pseudomonas and pneumococci. Strains of these bacteria have become resistant to all but a few antibiotics. According to estimates based on CDC data, these four bacteria are responsible for 44% of all hospital-acquired infections and for 63% of hospital-acquired blood stream infections in the United States.

         A number of factors are believed to contribute to the increased rate of bacterial drug resistance: (i) physician reliance on broad-spectrum antibiotics for empiric treatment of an infection before it is definitively diagnosed; (ii) repeated exposure of bacteria to long-term antibiotic therapy, providing a competitive advantage to bacteria harboring drug resistance; (iii) the increasing number of immunosuppressed patients (from cancer chemotherapy, AIDS and organ transplants); (iv) the growing number of institutionalized, often elderly, patients receiving multiple courses of antibiotics; (v) the increased frequency of invasive medical procedures; and (vi) societal and technological changes, including air travel, that accelerate the spread of drug-resistant bacteria.

         One example of the seriousness of antibiotic resistance is methicillin-resistant staphylococci ("MRS"), which have become resistant to virtually all currently used antibiotics, except vancomycin. The heavy use of vancomycin to treat MRS infections has in turn contributed to the emergence of new strains of enterococci, the third most prevalent cause of bacterial infection in hospitals in the United States, which are resistant to vancomycin. Infections caused by these vancomycin-resistant enterococci ("VRE") frequently do not respond to any current therapies, and in many cases prove fatal. The transfer of vancomycin resistance from enterococci to staphylococci has been demonstrated experimentally. If vancomycin resistance is transferred in the clinical setting by VRE to staphylococci, the leading cause of hospital-acquired bacterial infections, no effective antibiotic therapy will remain to treat MRS infections.

         As a result of increasing bacterial resistance to existing antibiotics, numerous clinical infections occur that resist first-line therapy. When bacteria develop resistance to established first-line antibiotics, it is often necessary to use a combination of two drugs, or multiple antibiotic therapy of three or more drugs, to treat these resistant infections. Such combination or multiple antibiotic therapy is generally more costly, potentially less effective, and potentially more toxic to the patient due to additive and sometimes synergistic side effects. The table below outlines some of the major problematic drug-resistant bacteria, the classes of antibiotics to which they already show clinically significant levels of resistance, and the remaining recommended treatments:

                      Problematic Drug-Resistant Bacteria

-------------------------------------------------------------------------------
Bacteria                     Clinically            Remaining
                             Significant           Recommended Treatment
                             Resistance Problems
-------------------------------------------------------------------------------
  Staphylococci              Beta-lactams          Vancomycin
     (Staphylococcus aureus) Fluoro-quinolones     Combination Therapy
     (coagulase-negative     Aminoglycosides
       staphylococci)        Macrolides
-------------------------------------------------------------------------------
  Enterococci                Beta-lactams          Multiple Antibiotic Therapy
                             Aminoglycosides
                             Glycopeptides
-------------------------------------------------------------------------------
  Pseudomonas aeruginosa     Beta-lactams          Combination Therapy
                             Fluoro-quinolones
                             Aminoglycosides
-------------------------------------------------------------------------------
  Streptococcus pneumoniae   Beta-lactams          Cephalosporin or Carbapenem
                             Macrolides            Vancomycin
                             Tetracyclines
-------------------------------------------------------------------------------

STRATEGY

         The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) there are significant unmet clinical needs, caused by growing bacterial resistance problems, that require new antibacterial therapies and (ii) the pre-clinical and clinical development process for antibiotics typically follows an efficient and well-defined path to the market, with early testing generally predictive of later stage results. The Company believes these factors will lead to shorter overall development timelines and higher approval rates for its products than for products in most other therapeutic categories. Microcide's strategy is to focus near-term pre-clinical research activities on drug resistance pathways and to conduct longer-term drug discovery using novel antibacterial targets identified through its Targeted Genomics programs. In addition, the Company has extended its genetic discovery technology platform beyond bacteria to include fungi. The Company's strategy is comprised of the following six key elements:

         Develop Novel Antibiotics by Targeting Drug Resistance Pathways. Microcide's near-term research programs focus on rapidly identifying and optimizing proprietary compounds that are effective against problematic antibiotic-resistant bacteria, notably MRS, VRE, beta-lactam-resistant pneumococci and quinolone-resistant pseudomonas. Since antibiotic resistance problems are often due to a single defined pathway, the Company believes that targeting those pathways will enable it to rapidly develop novel antibiotics tailored to specific resistant bacteria, as well as to develop antibiotic potentiators that overcome resistance pathways and restore the usefulness of established antibiotics that have been rendered ineffective. The Company's Gram-Positive, Efflux Pump and Cell Wall Programs are focused in this area.

         Accelerate the Discovery of New Antibiotic Classes through Targeted Genomics. Microcide has developed a technology platform which utilizes bacterial genetics to discover the genes which are essential for a bacterium's in vitro survival or in vivo pathogenicity. Microcide is utilizing essential bacterial genes discovered in its Essential Genes Program as the basis for identifying and characterizing novel antibiotic targets. The Company has developed an innovative methodology for parallel high-throughput screening of these targets against molecular diversity libraries to identify a large number of active lead compounds. The Company believes that this genetics technology platform will enable it to rapidly identify drug candidates within new classes of antibiotics.

         Extend Targeted Genomics to Bacterial Pathogenesis Genes, Creating Novel Therapeutic Approaches. Microcide has extended its molecular genetics technologies in targeted genomics to identify and characterize genes that are critical to bacterial growth or virulence in vivo. The Company believes that inhibitors of such targets have not been previously systematically sought in antibiotic discovery programs, and that its bacterial Pathogenesis Program utilizes novel methods to discover inhibitors of bacterial pathogenesis genes for development as new treatment approaches for bacterial disease.

         Apply Targeted Genomics to Fungal Pathogens. During 1996, Microcide extended its genetic discovery technology platform into fungal genetics for the discovery of new classes of improved systemic antifungal agents. Microcide's Fungal Genomics Program seeks to identify essential fungal gene targets which are functionally conserved among pathogens and are distinct from human genes, and then utilize these genes simultaneously for antifungal drug discovery in its proprietary multichannel screening system.

        Enhance Research and Development and Reduce Capital Requirements through Collaborative Agreements. The Company has entered into collaborations with three major pharmaceutical companies to develop its initial products. Such collaborations are expected to provide Microcide with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. By utilizing the resources of its collaborators, Microcide expects to lower its capital requirements and reduce the time needed to commercialize its products worldwide.

         Retain the Ability to Independently Develop and Market Certain Products. Microcide's longer-term development strategy is to continue to utilize strategic collaborations selectively to complement internal efforts. Microcide plans to retain certain rights to products resulting from its unpartnered programs, including the Company's Pathogenesis, Cell Wall and Fungal Genomics Programs, and to enter into collaborative relationships at later stages of product development and where appropriate for distribution and commercialization.

MICROCIDE'S RESEARCH PROGRAMS

         Microcide's research programs employ an interdisciplinary approach that incorporates several drug discovery and research technologies, including targeted genomics, synthetic and natural product diversity, high-throughput and multi-channel screening, combinatorial and medicinal chemistry, computer-assisted drug design and bioinformatics. The Company believes that its interdisciplinary approach more effectively utilizes a broader range of novel bacterial targets for new compound discovery than traditional biochemical approaches. Microcide believes that drug resistance genes, essential genes and pathogenesis genes can be developed into screens for selective inhibitors and widely employed in the lead discovery process.

         Access to molecular diversity libraries for screening against targets is critical to drug discovery. In some instances, the Company's collaborative partners are providing molecular diversity libraries to support the screening process. However, the Company is committed to establishing a stand-alone molecular diversity capability for its programs, and is actively building libraries of structurally distinct synthetic compounds and natural product extracts for this purpose. The Company's natural products program provides access to broad-based molecular diversity not possible in synthetic compound libraries alone. The Company believes that both of its libraries contain significant structural diversity. These libraries provided more than 120,000 samples for high-throughput screening at the end of 1996, and the Company expects to expand its libraries to more than 250,000 samples by the end of 1997.

         The Company's discovery and pre-clinical research activities center on two themes: Targeted Antibiotics and Targeted Genomics. The Company's Targeted Antibiotics programs focus on overcoming bacterial drug resistance, either by interfering with resistance pathways to potentiate existing antibiotics, or by developing novel lead compounds which avoid such resistance pathways. The Company's Targeted Genomics programs utilize bacterial genetics and genomics approaches to discover inhibitors of novel drug targets for further development as effective antibiotics or anti-pathogenesis therapeutics. In addition, this approach is being utilized with fungal pathogens to discover small molecule systemic antifungal agents.

                          MICROCIDE'S RESEARCH PROGRAMS

---------------------------------------------------------------------------------------------------
                                                                             Current
        Program                         Program Goal                         Stage(1)      Partner
---------------------------------------------------------------------------------------------------
                                       Targeted Antibiotics
---------------------------------------------------------------------------------------------------
 Gram-Positive Program
   Novel Beta-lactams     Novel antibiotics for treatment of Gram-           Pre-clinical
                          positive bacteria, including resistant             Candidate         J&J
                          strains (MRS, VRE and beta-lactam-resistant
                          Streptococcus pneumoniae)
---------------------------------------------------------------------------------------------------
   Antibiotic
    Potentiators          Potentiators which restore efficacy to existing    Drug Design       J&J
                          classes of antibiotics through inhibition of
                          resistance mechanisms
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
   Signal Transduction    Anti-virulence adjunct to existing                 Leads           J&J
                          antibiotics for treatment of resistant and         Identified
                          susceptible staphylococci
---------------------------------------------------------------------------------------------------
 Efflux Pump Program      Potentiators for use with existing                 Drug            Daiichi
                          quinolones against resistant Gram-negative         Design
                          bacteria, including Pseudomonas aeruginosa
---------------------------------------------------------------------------------------------------
 Cell Wall Program
   First Generation       Narrow-spectrum antibiotics                        Drug            Internal
                                                                             Design
---------------------------------------------------------------------------------------------------
   Second Generation      Broad-spectrum antibiotics                         Drug            Internal
                                                                             Design
---------------------------------------------------------------------------------------------------
                                        TARGETED GENOMICS
---------------------------------------------------------------------------------------------------
 Essential Genes Program  Novel classes of broad- and narrow-spectrum        Screening       Pfizer
                          antibiotics
---------------------------------------------------------------------------------------------------
 Pathogenesis Program     Novel anti-virulence or anti-pathogenesis          Gene            Internal
                          bacterial therapeutics                             Identification

---------------------------------------------------------------------------------------------------
Fungal Genomics Program   Novel systemic antifungal agents                   Gene            Internal
                                                                             Identification/
                                                                             Screening
---------------------------------------------------------------------------------------------------

-----------------
         (1) The company's pre-clinical research programs generally consist of the following stages, listed chronologically: "Gene Identification" -- development and implementation of methods to identify appropriate gene targets to be used in screening. "Screening" -- development and implementation of assay technologies to identify selective target inhibitors ("leads"). "Leads Identified" -- lead compounds have been identified whose in vitro and in vivo characteristics are being evaluated in biochemical, microbiological, pharmacological and toxicological tests for entry into drug design programs. "Drug Design" -- structure-activity relationships of selected compounds are being defined and such compounds optimized through medicinal chemistry efforts. "Candidate Selection" -- optimized leads are being scaled-up and evaluated in key efficacy, toxicological and pharmacological tests in advance of selection as pre-clinical development candidates. "Pre-clinical Candidate" -- a lead compound is undergoing extensive pre-clinical investigation including pharmaceutical characterization, product formulation, process scale-up for manufacturing, and animal safety and tolerability studies, all of which are requisite to entering into human clinical trials.

TARGETED ANTIBIOTICS

         Microcide's Targeted Antibiotics programs involve two approaches: (i) the development of novel antibiotic potentiators which overcome bacterial resistance by interfering with resistance pathways to potentiate existing antibiotics, and (ii) the development of novel antibiotic compounds which avoid such resistance pathways. The Company's Targeted Antibiotics programs include the Gram-Positive, Efflux Pump and Cell Wall programs.

         GRAM-POSITIVE PROGRAM

         Microcide's Gram-Positive Program is focused on discovering and developing novel antibiotics and antibiotic potentiators for the treatment of infections caused by drug-resistant Gram-positive bacteria, including MRS, VRE and pneumococci. Gram-positive and Gram-negative bacteria have fundamentally different surface characteristics. These surface properties greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site. As a result, antibiotics that are effective against Gram-positive bacteria are often less effective against Gram-negative bacteria, and vice versa. The problematic Gram-positive bacteria targeted by this program cause serious infections, including endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, bacteremia, complicated urinary tract infections and pneumonias.

         The Gram-Positive Program is being conducted in collaboration with J&J and consists of the following major areas: (i) discovery of beta-lactam antibiotics with specific efficacy against resistant Gram-positive bacteria;
(ii) discovery of novel antibiotic potentiators of existing beta-lactams or vancomycin for use against MRS and VRE, respectively; and (iii) discovery of inhibitors of signal transduction in bacteria.

         Novel Beta-lactams

         Traditional beta-lactam antibiotics work by inhibiting enzymes (penicillin-binding proteins, or PBPs) that carry out crucial steps in the synthesis of the bacterial cell wall. Resistance to beta-lactam antibiotics in MRS is primarily caused by bacterial production of PBP2a, an enzyme capable of conducting cell-wall synthesis in the presence of such antibiotics, as well as by the production of beta-lactamases, which render beta-lactams ineffective.

         Microcide's beta-lactam program seeks initially to develop a novel beta-lactam antibiotic which is beta-lactamase-stable and inhibits PBPs, including PBP2a, thereby gaining efficacy against MRS. Compounds emerging from the Company's beta-lactam program are expected to be active against staphylococci, including MRS, enterococci, including VRE, and possibly other Gram-positive bacteria. The Company has prepared over 580 new synthetic analogs and has made advances in drug design, resulting in several leads with desirable in vitro potency, in vivo efficacy, favorable pharmacokinetics and solubility, and low toxicity.

         Antibiotics developed within this program are expected to be parenterally administered in the institutional setting to prevent or treat infections caused by Gram-positive bacteria, including those resistant to other antibiotics. Such newly developed antibiotics could potentially be clinically adopted for the following uses: as a single agent following treatment failure in patients with a documented drug-resistant infection, or empirically as a single agent or in combination with a broad-spectrum antibiotic to extend coverage to resistant bacterial strains. The Company believes that the clinical adoption of such antibiotics could be similar to that of vancomycin as a single agent, or ceftazidime or an aminoglycoside in combination use for empiric therapy.

         The Company, in collaboration with J&J, selected an initial beta-lactam drug candidate for pre-clinical development in October 1996. This compound is currently undergoing pharmaceutical characterization, product formulation and process scale-up for manufacturing of sufficient bulk drug substance to conduct requisite animal safety and tolerability studies and to complete Phase I clinical trials. The Company expects to complete all pre-clinical activities and to enter into human clinical trials within the next twelve months. However, there can be no assurance that clinical trials will begin by such date, or ever. The Company has filed patent applications in the United States and elsewhere on nine series of lead structures discovered in this program, and two patents out of these series have issued in 1997.

         Antibiotic Potentiation

         The loss of utility of an antibiotic class in the treatment of bacteria is often due to a single, defined resistance pathway, as is the case in MRS and VRE. The goal of the Company's antibiotic potentiation program is to discover compounds that directly interfere with methicillin or vancomycin resistance pathways in these organisms, in order to restore the effectiveness of beta-lactams or glycopeptides in the treatment of MRS or VRE infections. Microcide has developed novel screening technologies to discover inhibitors of these pathways, and has discovered leads from these screens which show desirable in vitro and in vivo characteristics. Several of the methicillin potentiator leads, tested in combination with a number of currently marketed beta-lactams, demonstrate control of MRS infection in animal models at doses where the beta-lactams alone are ineffective.

        Potentiators resulting from this program may be developed for use with oral or parenteral antibiotics, with the goal of creating a combination product which either targets a specific resistance problem (for example, in combination with an anti-staphylococcal penicillin) or alternatively provides broad-spectrum empiric coverage (such as in combination with imipenem). The Company believes that the clinical adoption of such potential products could be similar to that of vancomycin as a targeted narrow-spectrum potentiator, or amoxicillin/clavulanate or imipenem as a broad-spectrum potentiator.

         The Company, in collaboration with J&J, is designing compounds based on methicillin potentiation leads, and expects to select its first product candidate from this program in 1997 for subsequent pre-clinical development. However, there can be no assurance that such selection will occur in 1997, or ever. The Company has filed patent applications in the United States and elsewhere covering two series of lead structures originating from this program.

         Inhibitors of Bacterial Signal Transduction

         Signal transduction is a mechanism by which a cell senses and responds to changes in its external environment and which occurs when a sensor protein, usually at the cell surface, receives and transmits a signal that results in the expression of a specific set of genes. A wide range of bacteria use signal transduction systems to regulate a variety of cellular functions. For example, it is generally believed that disease-causing bacteria are able to use such mechanisms to establish infections in different sites of the body. Signal transduction systems are also utilized by staphylococci and enterococci to express methicillin and vancomycin resistance. Elements of these regulatory systems are conserved within bacteria and across bacterial species, but are dissimilar to signal transduction mechanisms found in mammalian cells. For that reason, the Company believes that bacterial-specific signal transduction inhibitors can be developed into effective therapeutic agents.

         Microcide is initially focused on a specific signal-transduction system in staphylococci, which controls the expression of a large number of bacterial toxins and surface proteins produced during infection. The Company has developed screening and lead evaluation technologies and has identified compounds which block signal transduction control in staphylococci. These compounds are currently undergoing biochemical, microbiological and pharmacological testing in vitro and in vivo.

         Any products resulting from the bacterial signal transduction program will represent a new therapeutic approach, in that they will be anti-pathogenesis or anti-virulence agents. Potential initial products will be targeted at Gram-positive bacteria, and are expected to be used independently or in combination with antibiotics to enhance their antibacterial potency in particularly difficult-to-treat clinical situations, such as deep-seated soft tissue infections, endocarditis, osteomyelitis and meningitis.

         The Company, in collaboration with J&J, has filed patent applications in the United States and elsewhere covering the screening technology and 14 series of lead structures discovered to date in this program.

         EFFLUX PUMP PROGRAM

         The high intrinsic resistance of Pseudomonas aeruginosa to many antibiotics, including quinolones, has generally been attributed to the impermeable outer membrane of this Gram-negative bacterium. Recent information, however, indicates that this intrinsic resistance is due to the combined effects of low membrane permeability and the production of membrane proteins (efflux pumps) which bind to antibiotics of many different types as they enter the bacterial cell and eject (efflux) them from the bacterium.

         The Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could increase the susceptibility of Gram-negative bacteria like pseudomonas to such antibiotics and could increase the activity of such antibiotics against bacteria expressing efflux pump-mediated drug resistance ("MDR"). The Company has established a genetics and molecular biology program which focuses on bacterial efflux systems, and has developed novel screening and lead evaluation technologies which have resulted in the discovery of lead compounds with the desired potency, specificity for bacterial efflux pumps, and low toxicity in mammalian cells. Drug design efforts are being pursued to identify metabolically stable and pharmacologically suitable efflux pump inhibitors for selection as pre-clinical development candidates. The Company expects that any products resulting from this effort will be combined with Daiichi's oral and parenteral quinolone antibiotics to increase their effectiveness against Gram-negative bacteria and to overcome efflux pump-mediated MDR in pseudomonas and other bacteria. The Company believes that the clinical adoption of such antibiotic/inhibitor combinations could be similar to that of Daiichi's levofloxacin and other quinolones.

         The Company, in collaboration with Daiichi, is designing compounds based on efflux pump inhibitor leads and expects to select its first product candidate from this program in 1997 for subsequent pre-clinical development. However, there can be no assurance that such selection will occur by such date, or ever. The Company has filed patent applications in the United States and elsewhere related to the initial series of lead structures originating from this program and is preparing patent applications relating to four other series of lead structures.

         CELL WALL PROGRAM

         Enzymes involved in bacterial cell wall biosynthesis represent attractive and proven targets for antibiotic development. Many inhibitors of this process, which is essential and unique to bacteria, have been identified. However, relatively few of these inhibitors have been developed into commercially usable antibiotic classes. Microcide's Cell Wall Program is based on unexploited structural classes of known inhibitors which fall outside existing cell wall drug classes, and for that reason are not expected to be subject to existing bacterial resistance mechanisms.

         One class of inhibitors currently under research at Microcide shows potent activity against Pseudomonas aeruginosa and certain other bacteria, and is well tolerated and non-toxic in animal studies. The Company is working toward the design of a first-generation drug candidate, to be administered orally or parenterally, and to be targeted against specific, difficult-to-treat infections. The Company believes that the clinical adoption of the Company's potential first-generation product from this program could be similar to that of existing narrow-spectrum antibiotics such as aztreonam, a Gram-negative beta-lactam. The Company is also pursuing a second-generation antibiotic with an expanded spectrum of activity which could include Gram-negative and possibly Gram-positive bacteria.

         The Company has retained all rights to this program and is self-funding it. The Company expects to select the initial first-generation product candidate from this program in 1997 for subsequent pre-clinical development. However, there can be no assurance that such selection will occur by such date, or ever. The Company has submitted a patent application in the United States on a series of natural product structures and is preparing a patent application in the United States related to another series of lead structures originating from this program.

TARGETED GENOMICS

         Microcide believes that it has developed a unique approach to antibiotic research using bacterial genetics as a foundation for drug discovery. The Company believes that this approach will yield a large number of relevant novel drug targets that in turn are expected to lead to the development of new classes of antibiotics. The Company's strategy is to target its gene discovery efforts to the pharmaceutically relevant portion of bacterial genomes, by identifying genes that are essential to bacterial viability in vitro (the Essential Genes Program) or to bacterial pathogenicity in vivo (the Pathogenesis Program). These target genes, once identified, are incorporated into the Company's high-throughput screening systems to identify compounds for further development. The Company has applied its targeted genomics approach to other cellular systems, specifically fungi, and believes that broader application to other microbial pathogens or mammalian cells may be possible. The Company believes that this approach offers significant advantages over traditional pharmaceutical company approaches, as well as the more recent bacterial genomic sequencing approaches.

         Traditional approaches to antibiotic drug discovery have centered on biochemically defined targets. In such approaches, screening assays are developed based on selectively chosen enzyme or receptor targets. Appropriately designed assays can be highly effective but have several significant drawbacks. First, such an approach is limited in its application since it requires pre-existing data with respect to the function or mechanism of an identified target, and only identifies inhibitors of that specific target. Since many targets lack such information, the range of targets that can be employed to find inhibitors is limited. Second, such target-specific assays have relatively long set-up times and costs. Third, these techniques often employ an extracellular biochemical approach which may identify compounds that are excellent inhibitors of essential biochemical enzymes, but subsequently prove not to be good antibiotic candidates because sufficient concentrations within the bacterium are not achieved at the target site, or for other reasons.

         Drug discovery efforts have recently employed whole-genome sequencing approaches to antibiotic target identification. Although such approaches reveal all of the genetic information in a bacterium, the Company believes that only an estimated 5% to 10% of the total bacterial genetic material encodes proteins that are pharmaceutically relevant as drug targets. Genome sequencing approaches can only address gene function through sequence analysis and comparison, and do not adequately address the issue of the relevance of a particular gene as a drug target. Thus, while two complete bacterial genomes were sequenced and publicized in the summer of 1995 and four additional bacterial genomes were completed in 1996, considerable research will be necessary to identify the pharmaceutically relevant target genes from this information, and to develop screens for potential inhibitors. Such screens will then face many of the same limitations as traditional screening approaches.

         ESSENTIAL GENES PROGRAM

         In contrast, Microcide's Essential Genes Program utilizes a targeted genomics approach to discover the pharmaceutically relevant genes present in bacterial genomes, and focuses on several important and diverse pathogenic bacteria. The Company has created unique molecular tools and approaches in bacterial molecular genetics, which allow it to create and use gene mutants to quickly and directly clone essential bacterial genes. These same mutants are then used to characterize and prioritize drug targets. This targeted genomics approach accelerates the entire discovery process by focusing on the functionally important portions of the genome and thereby bypassing the task of sequencing and characterizing irrelevant portions of the genome.

         As of the end of 1996, Microcide has identified approximately 90 of the estimated 150 to 200 essential genes in its bacterial genomic systems. Because essential genes are generally common among different bacteria, the Company believes that a number of the drug targets identified to date could lead to the discovery of new classes of broad-spectrum antibiotics. The Company has filed patent applications covering approximately 82 essential genes and related screening methods in the United States.

         The Company has also created a multi-channel screening process that it believes will accelerate antibiotic discovery in several important ways. Foremost is the ability to move directly and rapidly from gene identification to drug screening using gene mutants. Using genetic assays, many targets can be utilized simultaneously to evaluate compounds, as opposed to the traditional screening approach which utilizes few targets in single assay format. This multi-channel process creates a multi-dimensional profile or "phenoprint" of each compound tested. Both multiple targets and multiple biological properties of compounds can thus be simultaneously evaluated during primary screening. Using defined testing algorithms and statistical analyses of resulting data, many compounds are tested in high-throughput mode. Collectively, the resulting compound phenoprints, along with other data on the properties of the genes and the compounds, form a database of information correlating biological effects of compounds and their structures to the various targets early in the development process. This facilitates and enhances the selection of optimal hits and most promising leads prior to commitment to drug design efforts.

          [GRAPHIC SHOWING THE COMPANY'S TARGETED GENOMIC APPROACH AND
                       MULTI-CHANNEL SCREENING PROCESS.]

         The Company's multi-channel screening method has the following benefits: (i) it is broadly applicable to all of the pharmaceutically relevant essential genes identified; (ii) it identifies compounds that can enter cells and effect inhibitory action, given its whole-cell based nature; (iii) it utilizes more sensitive assays than traditional whole-cell screens, allowing for the identification of a broader range of potential drug candidates; and (iv) it can be applied even before the novel genes or biochemical targets are fully characterized. The database created by the Company's Essential Genes Program is expected to grow in information content and ability to discriminate among compounds as each new gene or compound is evaluated and added to the database. The Company believes this database represents a significant competitive advantage in antibiotic discovery and development.

         The Company, in collaboration with Pfizer, is implementing its essential gene and multi-channel screening systems to discover and develop multiple new antibiotic drug classes. In addition, Microcide and Pfizer have selected a number of essential gene targets of high interest for biochemical screening. The molecular diversity libraries of the Company and Pfizer will be selectively applied to these screening efforts. Potential products resulting from the drug design efforts of this program are expected to constitute new classes of broad-spectrum antibiotics. The Company believes that the clinical adoption of such compounds could be similar to that of clarithromycin, ciprofloxacin or imipenem. In addition to patent applications covering essential genes, the Company has filed patent applications covering its multi-channel screening technology in the United States and elsewhere.

         PATHOGENESIS PROGRAM

         Bacterial pathogenesis is a complex process by which bacteria enter the host, locate and establish an appropriate growth niche, evade host defenses, circumvent host clearing mechanisms, and amplify at the site of infection. Specialized bacterial genes are required for survival in the host that are not required for growth in the laboratory environment. Damage to the host arises from bacterial products produced during growth, and from the bacterium's ability to modify and destroy host tissue. The bacterial gene products causing this damage contribute to bacterial virulence. The Company believes that cellular functions underlying these processes of pathogenicity and virulence are conserved among many disease-causing bacteria, and inhibitors of these cellular functions may be broadly acting and detrimental to the bacterium and its disease-causing ability.

         Microcide's Pathogenesis Program focuses on the genetic determinants underlying bacterial pathogenicity and virulence. The genetic basis of bacterial pathogenicity is largely unknown and unexplored for drug targeting. The Company is developing novel molecular and genetic methods to identify pathogenesis gene targets in vitro and in animal models, and to genetically assess the effect of target inhibition in vivo. These methods are being employed to create a library of such genes for drug discovery research. As of the end of 1996, the Company has identified 37 pathogenesis gene mutants, and cloned and sequenced at least 14 potential pathogenesis gene targets, which are being examined in vitro and in animal systems for selection as screening targets. Specific screens will be devised and implemented to identify inhibitors of the most attractive pathogenesis gene targets, in which inhibition of the target function will prevent the bacterium's proliferation or virulence in vivo. Inhibition of genetic processes underlying pathogenesis is expected to constitute a novel approach to the treatment of bacterial disease, and potentially offer therapeutic advantages over traditional antibiotic therapy.

         The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering methods for discovery and characterization of pathogenesis genes.

         FUNGAL GENOMICS PROGRAM

         Systemic fungal infections are becoming an increasing medical problem, especially among patients whose immune system is compromised due to cancer chemotherapy, transplantation or AIDS. Despite the limitations of existing therapeutics, systemic antifungal agents comprise a growing segment of the anti-infective market with worldwide sales of approximately $2.2 billion in the twelve months ended January 1997. Existing antifungals utilize essentially only two targets: ergosterol (membrane) and cell well biosynthesis. Amphotericin B, while fungicidal, has toxicity limitations in many patients. In contrast, the azole class of compounds is limited by suboptimal efficacy in the treatment of deep seated fungal infections in immunocompromised patients due to its fungistatic mode-of-action, and due to emerging drug resistance.

         During 1996, Microcide extended its genetic discovery technology platform into fungal genetics for the discovery of new classes of improved systemic antifungal agents. Microcide's Fungal Genomics Program seeks to identify essential fungal gene targets which are functionally conserved among pathogens and distinct from human genes. To date, a library of over 500 mutants constituting several hundred essential genes has been constructed. A subset of these mutants, representing pharmaceutically relevant targets, is being incorporated into drug discovery screens. Initial screening efforts are focusing on sets of approximately 20 genes within each of two genetic systems essential for fungal growth and survival. The Company is expanding its gene mutant set in order to screen against a large number of pharmaceutically relevant targets through the development of a new screening methodology, which it terms multiplexing, designed to achieve a 10-100 fold increase in throughput relative to conventional high-throughput screening techniques.

         The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering its multiplex screening technology.

COLLABORATIVE AGREEMENTS

         The Company's strategy is to enter into collaborations with major pharmaceutical companies to develop its initial products. Such collaborations are expected to provide the Company with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. To date the Company has entered into Collaborative Agreements with three major pharmaceutical companies: J&J with regard to the Gram-Positive Program; Daiichi with regard to the Efflux Pump Program; and Pfizer with regard to the Essential Genes Program. The Company has certain rights to co-promote in North America products developed pursuant to these collaborations.

         J&J -- GRAM-POSITIVE PROGRAM

         In October 1995, Microcide and J&J entered into the J&J Agreements pursuant to which they agreed to collaborate to discover and develop certain antibiotics and antibiotic potentiators targeted at Gram-positive bacteria. The term of the J&J Agreements is three years, subject to J&J's right to earlier terminate the J&J Agreements on six months prior written notice, and with J&J having an option to extend the term for an additional one-year period. J&J has made a $3.0 million up-front license payment to the Company and an affiliate of J&J has made a $5.0 million equity investment in the Company. J&J is obligated to provide the Company with up to $3.5 million per year in research support payments throughout the term of the J&J Agreements. Microcide may also receive from J&J milestone payments of up to $16.5 million for the first product and $15.5 million for each subsequent product upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The first milestone payment of $1 million was received in October 1996 upon the selection of a beta-lactam pre-clinical development candidate. The J&J Agreements provide J&J with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by J&J, provided that Microcide has the right to undertake certain co-promotion activity in North America subject to J&J's approval. There can be no assurance that any potential products will be discovered during the collaboration or that, if discovered, J&J will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the J&J Agreements will be made. See "Targeted Antibiotics -- Gram-Positive Program."

         DAIICHI -- EFFLUX PUMP PROGRAM

         In November 1995, Microcide and Daiichi entered into the Daiichi Agreement pursuant to which they agreed to collaborate to discover and develop antibiotics and antibiotic potentiators, acting through inhibition of the efflux pump mechanism, primarily targeted at pseudomonas. The term of the research program under the Daiichi Agreement is two years and nine months commencing as of July 1, 1995 subject to Daiichi's right to earlier terminate the research program under the Daiichi Agreement after July 1, 1997 upon six months prior notice, and with Daiichi having an option to extend the term of the research program under the Daiichi Agreement for an additional six months or one year. Daiichi is obligated to provide research support funding to Microcide of $3.0 million for the first nine months and up to $3.5 million for each subsequent year during the term of the research program. Daiichi has the right to enter into a license agreement (the "Daiichi License Agreement") for exclusive worldwide rights to products developed during the collaboration. Pursuant to the Daiichi License Agreement, Microcide is entitled to receive from Daiichi milestone payments of up to $13.0 million for each product developed during the collaboration upon the achievement of certain drug development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Daiichi subject to Microcide's right to co-promote such drugs in North America, for which Microcide shall receive reasonable compensation. There can be no assurance that any potential products will be discovered during the collaboration or that, if discovered, Daiichi will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Daiichi License Agreement will be made. See "Targeted Antibiotics -- Efflux Pump Program."

         PFIZER -- ESSENTIAL GENES PROGRAM

         In March 1996, Microcide and Pfizer entered into the Pfizer Agreements pursuant to which they agreed to collaborate to implement genetics-based screening technology to identify and subsequently develop antibacterial products. The term of the Pfizer Agreements is five years, subject to Pfizer's right to earlier terminate after February 1999 with six months prior written notice. Pfizer has made a $1.0 million up-front license payment to the Company and a $5.0 million equity investment in the Company. Pfizer is obligated to provide Microcide with up to $4.2 million per year in research support payments during the term of the Pfizer Agreements. Microcide may also receive from Pfizer milestone payments of up to $32.5 million for each product developed during the collaboration upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The first milestone payment of $1.0 million was received in the first quarter of 1997 upon the identification, characterization and sequencing of a specific number of essential genes. The Pfizer Agreements provide Pfizer with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to Microcide's right to co-promote such products in North America. There can be no assurance that any potential products will be discovered during the collaboration or that if discovered, Pfizer will elect to proceed with the development of such potential product. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Pfizer Agreements will be made. See "Targeted Genomics -- Essential Genes Program."

        Under the Company's Collaborative Agreements, which cover three of the Company's programs, each of J&J, Daiichi and Pfizer is responsible for (i) selecting compounds discovered in its collaboration with the Company for subsequent development, (ii) conducting pre-clinical testing, clinical trials and obtaining required regulatory approvals of such drug candidates, and (iii) manufacturing and commercializing resulting drugs. As a result, the Company's receipt of revenues (whether in the form of continued research funding, product development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the decisions made and activities undertaken by its collaborative partners and upon the development, manufacturing and marketing resources of its collaborative partners. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company is not within the Company's control. Moreover, certain compounds discovered by the Company may be viewed by the Company's collaborative partners as competitive with such partners' products or potential products. Accordingly, there can be no assurance that the Company's collaborators will elect to proceed with the development of compounds which the Company believes to be promising, or that they will not pursue their existing or alternative technologies in preference to such compounds. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently or with third parties drugs that could compete with drugs of the types covered by the collaborations, or that disagreements over rights or technology or other proprietary interests will not occur.

         The Company is dependent on its collaborative partners to fund a substantial portion of its activities over the next several years. However, J&J can terminate its collaboration with the Company at any time upon six months' prior written notice, Daiichi can terminate its collaboration with the Company at any time after July 1, 1997 upon six months' prior written notice, and Pfizer can terminate its collaboration with the Company at any time after February 1999 upon six months' prior written notice. If any of the Company's collaborative partners terminates or breaches its Collaborative Agreement with the Company, or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable Collaborative Agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected. Further, there can be no assurance that the Company's collaborations with J&J, Daiichi and Pfizer will be successful. Nor can there be any assurance that the Company will be able to enter into acceptable collaborative or licensing arrangements with other pharmaceutical companies in the future, or that, if negotiated, such arrangements would be successful.

         The Company intends to rely on its collaborative partners for the manufacturing and marketing of any products which result from such collaborations. In addition, as part of its business strategy, the Company plans to retain rights to certain research programs not currently covered by the Collaborative Agreements for internal product development. Outside North America, the Company anticipates entering into collaborations with third parties for distribution and commercialization of any products developed internally by the Company. There can be no assurance that the Company will be able either to successfully commercialize any internally developed products in North America itself or to enter into any such collaborations for distribution and commercialization of such products outside North America on acceptable terms, if at all.

MANUFACTURING AND MARKETING

         The Company does not have any expertise in the manufacture of commercial quantities of drugs, and its current facilities and staff are inadequate for the commercial production or distribution of drugs. The Company intends to rely on its collaborative partners for the manufacturing, marketing and sale of any products which result from such collaborations. The Company will be required to contract with third parties for the manufacture of other products or to acquire or build production facilities before it can manufacture any such products itself. There can be no assurance that the Company will be able to enter into such contractual manufacturing arrangements with third parties on acceptable terms, if at all, or acquire or build such production facilities itself. To date the Company has no experience with sales, marketing or distribution. Consequently, in order to market any of its products, the Company will be required to develop marketing and sales capabilities, either on its own or in conjunction with others. There can be no assurance that the Company will be able to develop any of these capabilities.

         There can be no assurance that any products successfully developed by the Company or its collaborative partners, if approved for marketing, will achieve market acceptance. The antibiotic products which the Company is attempting to develop will compete with a number of well-established traditional antibiotic drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by the Company will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates, their potential advantage over existing treatment methods, and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients or the medical community in general will accept and utilize any products that may be developed by the Company or its collaborative partners.

         The ability of the Company and its collaborative partners to receive revenues and income with respect to drugs, if any, developed through the use of the Company's technology will depend, in part, upon the extent to which reimbursement for the cost of such drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. There can be no assurance that third-party reimbursement will be available or sufficient to allow profitable price levels to be maintained for drugs developed by the Company or its collaborative partners. The inability to maintain profitable price levels for such drugs could adversely affect the Company's business.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

         Protection of the Company's proprietary compounds and technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technology by filing patent applications in the United States and other countries. The Company has filed approximately 38 patent applications in the United States, in addition to applications filed in other countries, covering its inventions. As of the end of 1996, the Company had not been issued any United States or foreign patents. During the first quarter of 1997, two patents issued in the United States.

         Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, there can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves many complex legal and technical issues. There can be no assurance that patents will be granted with respect to any of the Company's patent applications currently pending in the United States or in other countries, or with respect to applications filed by the Company in the future. The failure by the Company to obtain patents pursuant to the applications referred to herein and any future applications could have a material adverse effect on the Company. Furthermore, no assurance can be given that any patents which may be issued to the Company will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to the Company. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against patent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is not favorable to the Company, the Company could be materially adversely affected. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed, because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, and because searches of prior art may not reveal all relevant prior inventions, the Company cannot be certain that it was the first to invent the subject matter covered by its patent applications or that it was the first to file patent applications for such inventions.

         The commercial success of the Company will depend in part on not infringing patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain a license to any third-party technology it may require to conduct its business or that if obtainable, such technology can be licensed at reasonable cost. Failure by the Company to obtain a license to technology that it may require to utilize its technologies or commercialize its products may have a material adverse effect on the Company. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to and diversion of resources by the Company and could have a material adverse impact on the Company. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect on the Company's business.

         In addition to patent protection, the Company relies upon trade secrets, proprietary know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company requires its employees, consultants and collaborative partners to execute confidentiality agreements upon the commencement of their relationships with the Company. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while in the employ of the Company will be the exclusive property of the Company. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies in the event of any such breach or that the Company's trade secrets or proprietary information will not otherwise become known or developed independently by others.

COMPETITION

         The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational pharmaceutical and biotechnology companies, are actively engaged in activities similar to those of the Company. Many of these companies may employ in such activities greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than the Company or its collaborative partners. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which the Company is working. Competing technologies may be developed which would render the Company's technologies obsolete or non-competitive. The Company is aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat each of the infectious diseases for which the Company is seeking to develop therapeutic products.

         The Company also expects to encounter significant competition with respect to the drugs that it and its collaborative partners plan to develop. Companies that complete clinical trials, obtain required Regulatory Agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. In order to compete successfully, the Company's goal is to obtain patent protection for its potential products and to make those available selectively to pharmaceutical companies through collaborative and licensing arrangements. There can be no assurance that competitors of the Company will not develop competing drugs that are more effective than those developed by the Company and its collaborative partners or obtain regulatory approvals of their drugs more rapidly than the Company and its collaborative partners, thereby rendering the Company's and its collaborative partners' drugs obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' ability to use the Company's technology or commercialize its or their drugs.

GOVERNMENT REGULATION

        The development, manufacture and marketing of drugs developed by the Company or its collaborative partners are subject to regulation by numerous governmental agencies in the United States and in other countries. The United States Food and Drug Administration ("FDA") and comparable Regulatory Agencies in other countries impose mandatory procedures and standards for the conduct of certain pre-clinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take a number of years and involve the expenditure of substantial resources.

         Any compound developed by the Company or its collaborative partners must receive Regulatory Agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes pre-clinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. The steps required by the FDA before new drugs may be marketed in the United States include: (i) pre-clinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (an "IND"); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a new drug application (an "NDA"); and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

        In the United States, pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in pre-clinical testing must comply with FDA regulations regarding Good Laboratory Practices. Preclinical testing results are submitted to the FDA as part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials.

         Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (the "IRB") at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA's Good Manufacturing Practices ("GMP").

         Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety (adverse effects), dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

         Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

         Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all physician labeling. The results of the research and product development, manufacturing, pre-clinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for approval of the marketing and shipment of the drug.

         Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or the period of review of any application for Regulatory Agency approval for a compound. Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by the Company or its collaborative partners, impose costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties. There can be no assurance that, even after such time and expenditures, Regulatory Agency approvals will be obtained for any compounds developed by or in collaboration with the Company. Moreover, if Regulatory Agency approval for a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for any such drug. Furthermore, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. In addition, Regulatory Agency approval of prices is required in many countries and may be required for the marketing of any drug developed by the Company or its collaborative partners in such countries.

         Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. The Company, its collaborative partners or the FDA may suspend clinical trials at any time if it is believed that individuals participating in such trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA.

         Each manufacturing establishment for new drugs is also required to receive some form of approval by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and may be subject to inspections by foreign and other federal, state or local agencies.

         There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of or delay an IND or an NDA. Moreover, because the Company's present collaborative partners are, and it is expected that the Company's future collaborative partners may be, primarily responsible for pre-clinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs, the ability to obtain and the timing of regulatory approvals are not within the control of the Company.

         Prior to the commencement of marketing a product in other countries, approval by the Regulatory Agencies in such countries is required, whether or not FDA approval has been obtained for such product. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country has its own procedures and requirements.

         The Company is also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although the Company believes that its safety procedures for handling and disposing of radioactive compounds and other hazardous materials used in its research and development activities comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any such accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

EMPLOYEES

         As of December 31, 1996 the Company had 100 full-time, regular employees, 37 of whom hold Ph.D. degrees. Of the Company's full-time employees, approximately 84 are engaged in scientific research and 16 are engaged in general and administrative functions. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain, and motivate qualified scientific, technical and managerial personnel. The Company faces intense competition in this regard from other companies, research and academic institutions, government entities and other organizations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers its relations with its employees to be good.

         The Company is highly dependent on its management and scientific staff, including James E. Rurka, its President and Chief Executive Officer, and Keith
A. Bostian, Ph.D., its Chief Operating Officer. Loss of services of any key individual could have an adverse effect on the Company. The Company does not carry key-man life insurance on any of its executives. The Company believes that its future success will depend, in part, on its ability to attract and retain highly talented managerial and scientific personnel and consultants. The Company faces intense competition for such personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. There can be no assurance that the Company will be able to attract and retain the personnel it requires on acceptable terms.

SCIENTIFIC CONSULTANTS

        The Company has consulting arrangements with a number of leading academic and industrial scientists and clinicians who serve as members of its scientific advisory board ("SAB"), its genetics consulting board ("GCB"), its drug development consulting board ("DCB") or as consultants to management. Individuals on the SAB and GCB are experts in the fields of bacterial pathogenesis, cellular biochemistry, microbial and mammalian genetics and genomics, medicinal chemistry and clinical infectious disease. Individuals on the DCB are experts in pharmaceutical research and development, chemical engineering and development, and pre-clinical and clinical program management. Together, the consultants bring unique insight into product selection, access to leading academic research in molecular biology and microbial pathogenesis, and significant experience in clinical trial design and patient care.

         Advisory board members attend periodic meetings as well as certain project meetings on an ad hoc basis and are frequently contacted by the Company's scientific staff and management for advice. Members of the Company's advisory boards generally provide between 5 and 10 days of consulting services per year and are paid fixed fees on a quarterly basis and per diem fees and travel expenses for their attendance at meetings. Other scientific consultants are paid fixed fees for their services on a monthly or quarterly basis.

         Many of the Company's consultants, including several of those identified below, have purchased shares of Common Stock and have written contracts with the Company pursuant to which they are required to provide to the Company a minimum number of days per year of consulting services, typically 8 - 10 days. In 1996, the Company paid its consultants approximately $340,000 in the aggregate. In 1995, such payments aggregated approximately $300,000.

         None of the consultants is an employee of the Company. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.


SCIENTIFIC ADVISORY BOARD

         The Company's scientific advisory board advises the Company broadly on all of its scientific programs, and includes the following individuals:

         Burton G. Christensen, Ph.D., was formerly Senior Vice President, Chemistry, of the Merck Research Laboratories. Dr. Christensen holds over 180 issued United States patents. Dr. Christensen received the Thomas Alva Edison Patent Award for his discovery of cefoxitin (Mefoxin), and was an inventor of imipenem (Primaxin). He is a recipient of the Chemical Pioneer Award by the American Institute of Chemistry for his development of novel synthetic methodology in beta-lactam chemistry, and led programs at Merck responsible for the discovery of ivermectin (Ivomec), an animal health product, PedVaxHIB, a conjugate vaccine for the prevention of H. influenza, and finasteride (Proscar), for the treatment of benign prostatic hypertrophy.

         Patrice Courvalin, M.D., is a Professor at the Pasteur Institute, where he directs the French National Reference Center for Antibiotics and is the head of the Antibacterial Agents Unit. He is an internationally recognized expert in the genetics and biochemistry of antibiotic resistance. His work has defined the molecular mechanisms of the evolution, dissemination and function of antibiotic resistance genes, which has led to a revision of the dogma on natural dissemination of antibiotic resistance. Dr. Courvalin has received numerous awards and honors including the Jacques Monod Award of the Foundation de France, the Louis Garrod award of the British Society for Antimicrobial Chemotherapy and the Hamao Umezawa award of the International Society for Chemotherapy for his work on antibiotic resistance.

         Julian Davies, Ph.D., F.R.S., is Professor and the Head of the Department of Microbiology and Immunology at the University of British Columbia and is Chief Executive Officer of TerraGen Diversity, Inc. He has been actively engaged in studies of antibiotic mode-of-action and resistance mechanisms for more than 25 years. He received the Hoechst-Roussel Prize for studies of antimicrobial agents and numerous other awards for his work in this field. He was the first to identify the mechanism-of-action and resistance of the aminoglycosides. Dr. Davies was formerly Head of the Microbial Engineering Unit at the Pasteur Institute in Paris, and President and Research Director of Biogen.

         Robert C. Moellering, Jr., M.D., is the Shields Warren-Mallinckrodt Professor of Medical Research at Harvard Medical School and Associate Physician-in-Chief at the Beth Israel Deaconess Medical Center, where he serves as Vice-Chairman of the Department of Medicine and is Chief Executive Officer of the Harvard Medical Faculty Physicians at the Beth Israel Deaconess Medical Center. Dr. Moellering is an internationally recognized expert in clinical infectious diseases and in research on the mechanism-of-action and resistance to antimicrobial agents. Dr. Moellering is the recipient of the Garrod Medal from the British Society for Antimicrobial Chemotherapy, the Hoechst-Roussel Award from the American Academy of Microbiology and the Feldman Award from the Infectious Diseases Society of America for which he is a past President. He is Editor-in-Chief Emeritus of Antimicrobial Agents and Chemotherapy, Editor of Infectious Disease Clinics of North America and Editor of the European Journal of Clinical Microbiology and Infectious Diseases.

         Hiroshi Nikaido, M.D., Ph.D., is Professor of Biochemistry and Molecular Biology at University of California, Berkeley. Dr. Nikaido is internationally recognized for his pioneering work on the structure, function and biosynthesis of macromolecules that comprise the surface of the bacterial cell. His studies have dealt mainly with the outer membrane of Gram-negative bacteria; studies of channel-forming proteins ("porins"); studies of numerous specific transport channels; and the unusual barrier properties of the lipid bilayer in the membrane conferred by the presence of lipopolysaccharides. Dr. Nikaido was awarded the Paul Ehrlich Prize of West Germany for his work on the biosynthesis of lipopolysaccharides and the Hoechst-Roussel Award of the American Society for Microbiology for his work on the role of the outer membrane in antibiotic resistance.

         Staffan Normark, M.D., Ph.D., is Professor of Bacteriology at Karolinska Institute and Head of the Bacteriology Unit at the Swedish Institute for Infectious Disease Control. Dr. Normark is internationally known for his work on the molecular mechanisms of microbial attachment to host cells and antibiotic resistance. He is a member of the Swedish Royal Academy of Sciences, the Nobel Assembly and the Nobel Committee for Medicine or Physiology. Dr. Normark has received the Femstrom's Award to Young Scientists (for studies on gene amplification), the Svedberg's Award in Biochemistry (for studies on bacterial adhesions), the Axel Hirsch's Award in Bacteriology and the Domagk Award (for studies on beta-lactams and beta-lactamases), the Goran Gustavsson Award in Medicine and Jean-Pierre Lecoqc Award in Molecular Medicine. He is a member of the editorial boards of Molecular Microbiology and Science.

         David Relman, M.D., is Assistant Professor of Medicine (Infectious Diseases and Geographic Medicine) and of Microbiology and Immunology at Stanford University School of Medicine, and is a staff physician at the Veterans

Affairs Palo Alto Health Care System. Dr. Relman's expertise is in the molecular mechanisms of bacterial pathogenesis. He discovered two previously uncharacterized, uncultivated bacterial pathogens, agents of bacillary angiomatosis and Whipple's disease. Dr. Relman is a recipient of a Biomedical Scholar Award from the Lucille P. Markey Charitable Trust and the Baxter Diagnostics MicroScan Young Investigator Award from the American Society for Microbiology. He serves as an advisor to the U.S. Department of Defense on the development of countermeasures against biological agents.

         Merle Sande, M.D., is Professor and Chair of Internal Medicine at the University of Utah in Salt Lake City. Dr. Sande is recognized internationally as a clinical infectious disease expert, is actively involved in the medical community and has served on a variety of AIDS and infectious disease advisory boards at the state and national level. He serves on several editorial boards including AIDS, Antimicrobial Agents and Chemotherapy, Infectious Disease in Clinical Practice, Journal of Acquired Immune Deficiency Syndromes and Journal of Infectious Diseases. He is editor of the premier AIDS textbook and co-editor of the Sanford Guide to Antimicrobial Therapy. He holds numerous professional society memberships and honors, including the American Society for Clinical Investigation, American Association of Physicians, and is past President of the Infectious Disease Society of America.

         Robert M. Williams, Ph.D., is Professor of Chemistry at Colorado State University. Dr. Williams is an expert in organic and biological chemistry. He developed a general method for synthesis of non-proteinogenic amino acids widely used by industry. He has designed and synthesized numerous antibiotics and anti-tumor agents, and has advanced synthetic chemistry to probe and discover molecular mechanisms of small molecule drug interactions with biomacromolecular targets. Dr. Williams serves on the Editorial Advisory Board of Chemistry and Biology and is Editor-in-Chief of Amino Acids. His honors and awards include an Eli Lilly Young Investigator award, a Merck Academic Development Award and an NIH Research Career Development Award.

GENETICS CONSULTING BOARD

         The Company has recently formed a genetics consulting board to advise the Company specifically with respect to its various genetics-based research programs and extensions of the Company's technology platform. The members of this consulting board include:

         Sydney Brenner, Ph.D., is the Director of The Molecular Sciences Institute, Inc. in La Jolla, California. He is known for his research in molecular genetics and particularly for his work on the genetic code and on the transfer of information from DNA to proteins. In the 1960's, he was one of the pioneers in the area of the molecular biology of multicellular organisms, establishing the nematode worm, Caenorhabditis elegans, as a model for the genetic and cellular basis of development and behavior. Dr. Brenner was formerly Director of the Laboratory of Molecular Biology in Cambridge, and an Honorary Professor of Genetic Medicine in the Department of Medicine at the University of Cambridge Clinical School.

         Philip Hieter, Ph.D., is Professor of Molecular Biology and Genetics at the Johns Hopkins University School of Medicine. Dr. Hieter is recognized for his work on structural and regulatory proteins that ensure faithful segregation of chromosomes during cell division. His work has also demonstrated the utility of researching fundamental questions in several species simultaneously and has created a systematic cross-reference of yeast genetics and human biology. Dr. Hieter was the recipient of the Council of Graduate Schools/University Microfilms International Dissertation Prize in 1981. He was a Pew Scholar in the Biomedical Sciences from 1986-1990 and recipient of an American Cancer Society Faculty Research Award in 1991. He was an Instructor of the Yeast Genetics Course at Cold Spring Harbor Laboratories from 1988-90 and has been an Instructor of the Short Course in Medical and Experimental Genetics at Jackson Laboratories from 1991-present. In 1994, Dr. Hieter was elected to the Board of Directors of the Genetics Society of America. Dr. Hieter has served on the editorial boards of Chromosoma, Human Molecular Genetics, and Genome Research. He serves on the advisory boards of OMIM (Online Mendelian Inheritance in Man), GDB (Genome Database), SGD (Saccharomyces Genome Database), and the GRRC (Genome Research Review Council, NCHGR).

         Michael A. Resnick, Ph.D., is a Research Geneticist at the National Institute of Environmental Health Sciences, NIH, where he heads the Genome Stability Group. Dr. Resnick is also an Adjunct Professor in the Biology Department of the University of North Carolina and an Adjunct Professor in Genetics Curriculum at Duke University. He is recognized internationally for his genetic research related to genome stability in yeast and for his development of systems for cloning of human genes. While at NIH, Dr. Resnick has been the recipient of several national and international research grants. He holds several patents relating to genome stability and isolation of human genes. Dr. Resnick formerly held faculty appointments at the University of Rochester and the Medical Research Council, Mill Hill, in England.

        Rodney Rothstein, Ph.D., is Associate Professor of Genetics and Development at Columbia University College of Physicians and Surgeons. Dr. Rothstein is recognized internationally for his research related to genome manipulation and to the molecular mechanisms of genetic recombination. Dr. Rothstein has served on the editorial boards of Current Genetics, Molecular and Cellular Biology, and Genome Research. Dr. Rothstein served on the National Advisory Council for Human Genome Research at NIH. Dr. Rothstein formerly held a faculty appointment at the New Jersey Medical School and was Visiting Professor at the University of Paris VI and a Visiting Scientist at the Institut Pasteur.

         Kenneth S. Zaret, Ph.D., is a Professor in the Department of Molecular Biology, Cell Biology, and Biochemistry in the Division of Biology and Medicine at Brown University. Dr. Zaret is recognized internationally for his research related to liver cell differentiation, gene regulation, and chromosome structure. Dr. Zaret has received a Jane Coffin Childs fellowship and a Searle Scholar faculty award. He has served as an editor of the journals Molecular and Cellular Biology and Methods: A Companion to Methods in Enzymology. Dr. Zaret has served on various grant review panels and currently is a member of the Molecular Biology Study Section of the National Institutes of Health.


DRUG DEVELOPMENT CONSULTING BOARD

         The Company has also recently formed a drug development consulting board to advise the Company specifically with respect to pre-clinical and clinical development issues. The members of this consulting board include:

         Burton G. Christensen, Ph.D. Dr. Christensen's background is summarized above under the description of the Company's scientific advisory board.

         Kenneth R. Heimlich, Ph.D., began his career with Smith Kline and French Laboratories where he developed controlled release formulations. Dr. Heimlich recently retired from Merck and Co. as Executive Director, Pharmaceutical Research and Development. Dr. Heimlich's career has been devoted to the application of physical chemical principles to the development of pharmaceuticals. Dr. Heimlich led the formulation development of Merck's human and animal health dosage forms from 1973 to 1993. Dr. Heimlich presently consults in the area of pharmaceuticals and serves as the NSF Evaluator of the Purdue University Center in Pharmaceutical Processing Research. Dr. Heimlich is a past-President of the Academy of Pharmaceutical Sciences and was awarded an honorary D.Sci. degree from Purdue University.

         Seemon H. Pines, Ph.D., retired as Vice President, Process Research and Development of the Merck Sharp & Dohme Research Laboratories in 1991. Over the prior 40 years, Dr. Pines' primary focus was the design and development of commercial manufacturing processes for pharmaceuticals which were produced either by chemical synthesis or were isolated from natural sources; notable contributions were made in the areas of steroids, antiinflammatories, and antibiotics. The Merck Board of Directors awarded Dr. Pines the Directors' Scientific Award for his benchmark contributions to the commercialization of imipenem (Primaxin).

ITEM 2.  PROPERTIES

         The Company has one facility consisting of approximately 35,500 square feet of leased laboratory and office space in Mountain View, California under a lease agreement with an initial term expiring on September 30, 2000. The Company intends to exercise its option to extend the term of this lease for five additional years. The Company has a second facility, also in Mountain View, California, consisting of approximately 31,000 square feet of leased laboratory and office space, of which approximately 18,000 square feet has been built out and is being utilized. The Company intends to build out the remainder of this building during 1997. The lease agreement covering this building has an initial term expiring in 2005. From the Company's inception through December 31, 1996, the Company has made capital expenditures aggregating approximately $7.3 million in constructing and equipping its Mountain View facilities. The Company believes that its facilities are sufficient to accommodate the anticipated research and administrative needs of the Company through 1997. Thereafter, the Company believes that it will be able to secure adequate additional facilities for its continued operations.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol MCDE. The following table sets forth for the periods indicated the high and low sale price for the Common Stock.
The Company's stock was first publicly traded on May 15, 1996.

                                                                                          HIGH            LOW
                                                                                          ----            ---
FISCAL YEAR 1996
     4th Quarter....................................................................   $  12.50         $ 9.25
     3rd Quarter....................................................................   $  13.25         $ 8.75
     2nd Quarter (since May 15, 1996)...............................................   $  20.50         $12.50

         As of March 1, 1997, there were 131 holders of record of Common Stock.

DIVIDEND POLICY

         The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The information presented below should be read in conjunction with the Company's Consolidated Financial Statements, Notes to the Consolidated Financial Statements and discussions of the historical financial data included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  Period from
                                                                                   Inception
                                                                                  (December 11,
                                                     YEARS ENDED DECEMBER 31,       1992) to
                                                 --------------------------------  December 31,
                                                   1996        1995        1994       1993
                                                 --------    --------    --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
REVENUES:
    License Fees .............................   $  2,000    $  3,000    $   --      $   --
    Research revenue .........................      9,273       1,985    $   --      $   --
                                                 --------    --------    --------    -------
        Total revenues .......................     11,273       4,985        --          --
OPERATING EXPENSES:
    Research and development .................     10,717       6,400       5,180      1,685
    General and administrative ...............      2,889       2,080       1,823      1,251
                                                 --------    --------    --------    -------
        Total operating expenses .............     13,606       8,480       7,003      2,936
                                                 --------    --------    --------    -------
Loss from operations .........................     (2,333)     (3,495)     (7,003)    (2,936)
Interest income ..............................      1,899         257         218         32
Interest expense .............................       (236)       (278)       (249)        13
                                                 --------    --------    --------    -------
    Net loss .................................   $   (670)   $ (3,516)   $ (7,034)   $(2,917)
                                                 ========    ========    ========    =======
Net loss per share(1) ........................   $  (0.09)
                                                 ========
Shares used in computing net loss per share(1)      7,401
                                                 ========
Pro forma net loss per share(1) ..............               $  (0.44)
                                                             ========
Shares used in computing pro forma net loss
 per share(1) ................................                  8,052
                                                             ========

                                                             DECEMBER 31,
                                                    --------------------------------
                                                      1996        1995        1994
                                                    --------    --------     -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments   $ 47,508    $  8,517     $ 5,810
Working capital .................................     42,542       6,388       4,845
Total assets ....................................     56,826      13,493      11,340
Long-term obligations ...........................        952       2,075       2,530
Accumulated deficit .............................    (14,137)    (13,467)     (9,951)
Total stockholders' equity ......................     50,574       9,151       7,506


----------------

(1) See Note 1 of Notes to Financial Statements for information concerning the calculation of per share information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Microcide is a biopharmaceutical company founded to discover, develop and commercialize novel antibiotics for the treatment of serious bacterial infections. The Company's discovery and development programs address the growing problem of bacterial drug resistance through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators, and (ii) Targeted Genomics, which utilizes bacterial genetics to discover new classes of antibiotics and other novel treatments for bacterial disease. Microcide has also extended its functional genomics technology platform into a program designed to discover improved systemic antifungal agents.

         As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with three major pharmaceutical companies. Pursuant to the Company's collaborative agreements with J&J, Daiichi and Pfizer (the "Collaborative Agreements") the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs.

         Through December 31, 1996, the Company had received in the aggregate $17.4 million in license fees, milestone payments and research support payments under the Collaborative Agreements. Assuming none of the Collaborative Agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive an additional $29.1 million in research support payments in the aggregate from J&J, Daiichi and Pfizer. In addition, in the event that any of the Collaborative Agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

         In the event that the Company achieves the specified research and product development milestones, it will be entitled to receive milestone payments as follows: up to $16.5 million for the first product, and up to $15.5 million for each additional product developed pursuant to the J&J Agreements, up to $13.0 million for each product developed pursuant to the Daiichi Agreement and up to $32.5 million for each product developed pursuant to the Pfizer Agreements. Receipt of these milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. The Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

         Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the Collaborative Agreements. The Company expects to continue to incur operating losses in the future.

         This report contains forward-looking statements which involve risks and uncertainties, including but not limited to statements concerning the continuation of the Company's collaborative agreements with its strategic partners and the continued receipt of research support payments and potential receipt of milestone payments thereunder, the successful development and commercialization of drugs and the receipt of royalties thereon or sales revenue therefrom, and the expected period of time the Company's existing financial resources will enable the Company to maintain its current and planned future operations. The Company's actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include risks inherent in the Company's business and the pharmaceutical industry in general, such as uncertainties with regard to the successful continuation of the research and development activities under the Collaborative Agreements and in the Company's own programs, the possible decision of a strategic partner to cancel a collaborative program, the achievement of research and product milestones, the successful completion of clinical trials and obtaining of required regulatory approvals, and the achievement of product commercialization goals, as well as other factors set forth elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1996 and 1995

         Revenues. Total revenues increased from $5.0 million in 1995 to $11.3 million in 1996. License and milestone fees were $3.0 million in 1995 and $2.0 million in 1996. During 1995, the Company received license fees upon the execution of agreements with J&J and Daiichi. During 1996, a license fee was generated by the signing of the Pfizer Agreement and a milestone fee was received from J&J triggered by the selection of a pre-clinical development candidate. Research revenues increased from $2.0 million in 1995 to $9.3 million in 1996 due to a full year of activity under the J&J and Daiichi collaborations and the inclusion of the first nine months of activity under the Pfizer collaboration.

         Research and Development Expenses. The Company's research and development expenses increased 67% from $6.4 million in 1995 to $10.7 million in 1996. This increase was largely due to higher compensation and supplies expenses resulting from an increase in the number of research personnel hired largely to support the Company's expanded collaborative arrangements, increased amortization of deferred compensation and greater purchases of research materials. The Company expects research and development expenses to increase in the future due to the hiring of additional research personnel to support its internal and collaborative research programs, further expenditures for research materials, additional utilization of outside research services, and greater facilities and depreciation costs.

         General and Administrative Expenses. General and administrative expenses increased approximately 39% from $2.1 million in 1995 to $2.9 million in 1996. This increase was primarily due to higher compensation expense resulting from an increase in the number of administrative personnel and the amortization of deferred compensation.

The Company expects general and administrative expenses to increase in the future due to the hiring of additional administrative personnel to support the expansion of its research activities, and greater facilities and depreciation costs.

         Interest Income and Expense. Interest income increased from $257,000 in 1995 to $1.9 million in 1996 as a result of an increase in average investment balances principally arising from proceeds received from the sale of equity. Interest expense declined from $278,000 to $236,000 as a result of the repayment of capital lease obligations.

         Net Loss. Net loss declined from $3.5 million in 1995 to $670,000 in 1996 as a result of the items discussed above.

Fiscal Years Ended December 31, 1995 and 1994

         Revenues. The Company began receiving revenues upon the signing of the J&J Agreements in October 1995 and the Daiichi Agreement in November 1995. Revenues recognized for research performed during 1995 totaled $5.0 million, consisting of $3.0 million in license fees and $2.0 million in research revenue. Although the Company received $2.4 million in research support payments in 1995, only $2.0 million was recognized as revenue in that year, with the balance to be recognized as revenue over the life of the Daiichi Agreement.

         Research and Development Expenses. The Company's research and development expenses increased approximately 24% from $5.2 million in 1994 to $6.4 million in 1995. This increase was largely due to higher compensation expenses, purchases of research materials and outside research service payments.

         General and Administrative Expenses. General and administrative expenses increased approximately 14% from $1.8 million in 1994 to $2.1 million in 1995. This increase was primarily due to increased compensation expense and legal, travel and other expenses related to business development activities in 1995, in particular the negotiation of the Collaborative Agreements.

         Interest Income and Expense. Interest income increased 18% from $218,000 in 1994 to $257,000 in 1995. This increase was due to an increase in average cash balances in 1995 related to proceeds received from the sale of equity and cash received from the Collaborative Agreements. Interest expense increased 12% from $249,000 in 1994 to $278,000 in 1995. This increase was due to an increase in capital lease balances outstanding in 1995.

         Net Loss. Net loss decreased by 50% from $7.0 million in 1994 to $3.5 million in 1995, primarily due to the receipt of license fees and research revenues used to support existing research programs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under the Collaborative Agreements and through equipment financing. As of December 31, 1996, the Company had received $10.0 million from the sale of equity to corporate partners, approximately $36.4 million in net proceeds from the sale of equity through its initial public offering, approximately $17.4 million from the sale of equity in private offerings, and approximately $17.4 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

         Cash, cash equivalents and short-term investments at December 31, 1996 were $47.5 million compared to $8.5 million at December 31, 1995. This increase was due primarily to the proceeds received from the sale of equity, in particular arising from the Company's initial public offering in May 1996, as well as from payments received under the Collaborative Agreements.

        Net cash provided by the Company's operations was $4.4 million in 1996 in contrast to net cash used in the Company's operations of $1.2 million in 1995. This change in cash flow was largely due to a reduced net loss, which also included an increase in non-cash expenses such as depreciation and amortization as well as the amortization of deferred compensation, and due to the timing of payments resulting in increases in certain liabilities including accounts payable, accrued compensation, other accrued liabilities and deferred revenues.

        During 1996, the Company invested $5.8 million in capital expenditures as compared to $148,000 in 1995 largely due to facilities expansion and the purchase of additional research equipment. The present value of obligations under capital leases at December 31, 1996 was $1.9 million. The Company made principal payments under its lease obligations of $1.1 million in 1996 and expects to make principal payments under its lease obligations of $1.1 million in 1997. The Company expects its capital expenditures in 1997 to be approximately $4.5 million.

        Of the $4.5 million in expected capital expenditures in 1997, approximately $100,000 is expected to be spent on environmental control equipment required by federal, state and local health statutes and regulations. Ongoing environmental control expenses, which include hazardous material removal, are expected to total approximately $85,000 in 1997.

         The Company expects that its existing capital resources, interest income and future payments due under the Collaborative Agreements will enable the Company to maintain current and planned operations at least through 1998. A significant amount of the future payments due under the Collaborative Agreements is contingent upon achieving various milestones, and there can be no assurance that the Company will receive the expected level of payments under the Collaborative Agreements. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including other collaborative arrangements and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any such equity financing could result in dilution to the Company's then-existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research programs.

         The Company has not generated significant taxable income to date. At December 31, 1996, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $11.0 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2011 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Information about the Company's directors required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1. List of Financial Statements. The following financial statements of Microcide Pharmaceuticals, Inc. and Report of Ernst & Young LLP, independent auditors, are included in this report:

              Balance Sheet as of December 31, 1996 and 1995
              Statements of Operations for the years ended December 31, 1996, 1995 and 1994
              Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
              Notes to Financial Statements
              Report of Ernst & Young LLP, Independent Auditors


         2.   List of all Financial Statement schedules:

              (i) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

         3.       List of exhibits required by Item 601 of Regulation S-K.

         The following exhibits are filed as part of, or incorporated by reference into, this report.

   Exhibits                                           Description
   --------      -----------------------------------------------------------------------------------------
     3.2+        Restated Certificate of Incorporation of the Registrant.
     3.5+        Bylaws of the Registrant.
     4.1+        Form of Lock-Up Agreement.
     4.2+        Form of Common Stock Certificate.
     4.3+        Series A Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc.
                 and the Registrant dated May 10, 1993.
     4.4+        Series B Preferred Warrant Purchase Agreement and Warrant between Dominion
                 Ventures, Inc. and the Registrant dated May 10, 1993.
     4.5+        Series C Preferred Warrant Purchase Agreement and Warrant between Dominion
                 Ventures, Inc. and the Registrant dated June 10, 1994.
     4.6+        Series B Preferred Warrant Agreement between Comdisco, Inc. and the
                 Registrant dated September 1, 1993.
     4.7+        Series C Preferred Warrant Agreement between Comdisco, Inc. and the
                 Registrant dated September 1, 1993.
    10.1+        Information and Registration Rights Agreement, dated June 29, 1994 as amended.
    10.2+        1993 Amended Incentive Stock Plan.
    10.3+        1996 Employee Stock Purchase Plan.
    10.4+        1996 Director Option Plan.
    10.5+        401(k) Plan.
    10.6+*       Research and License Agreement between the Registrant and Ortho
                 Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research
                 Institute dated October 24, 1995.
    10.7+*       Research and License Agreement between the Registrant and Ortho Pharmaceutical
                 Corporation and the R.W. Johnson Pharmaceutical Research
                 Institute dated October 24, 1995.
    10.8+*       Joint Research Agreement between the Registrant and Daiichi Pharmaceutical
                 Co., Ltd. dated November 6, 1995.
    10.9+*       Collaborative Research Agreement between the Registrant and Pfizer Inc dated March 1, 1996.
    10.10+*      License and Royalty Agreement between the Registrant and
                 Pfizer Inc dated March 1, 1996.
    10.11+       Master Lease Agreement between Dominion Ventures, Inc. and the Registrant, dated May 10, 1993, as amended on June 10, 1994 and November 22, 1994.
    10.12+       Master Lease Agreement between the Registrant and Comdisco, Inc. dated
                 September 1, 1993.
    10.13+       Lease Agreement between the Registrant and Portola Land Company dated
                 April 1993.
    10.14+       Form of Indemnification Agreement between the Registrant and its Officers and Directors.
    10.15+       Employment Agreement dated January 31, 1994 between the Registrant and
                 James E. Rurka.

   Exhibits                            Description
   --------      --------------------------------------------------------
     10.16+      Employment Agreement dated December 23, 1992 between the
                 Registrant and Keith A. Bostian, Ph.D.
     11.1        Calculation of net loss per share.
     23.1        Consent of Ernst & Young LLP, independent auditors.
     24.1        Power of Attorney (reference is made to the following page in this Form 10-K).
     27.1        Financial Data Schedule.

----------

+ Incorporated by reference to the same-numbered exhibit in Registrant's
  Registration Statement on Form S-1, registration number 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.

* Confidential Treatment granted

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c)      See part a (3) above.

(d) All schedules have been omitted because the information required to be set forth therein is not applicable.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROCIDE PHARMACEUTICALS, INC.
                                          a Delaware Corporation



                                          By:   /s/ JAMES E. RURKA
                                             ---------------------------------
                                             James E. Rurka
                                             President and Chief Executive
                                             Officer

                                          Date:  March 27, 1997

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Rurka and Matthew J. Hogan, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                   Title                        Date
        ---------                                   -----                        ----

/s/ JAMES E. RURKA                President, Chief Executive Officer and     March 27, 1997
-------------------------------   Director (Principal Executive Officer)
    James E. Rurka

/s/ MATTHEW J. HOGAN              Chief Financial Officer (Principal         March 27, 1997
-------------------------------   Financial and Accounting Officer)
    Matthew J. Hogan

/s/ KEITH A. BOSTIAN, Ph.D.       Chief Operating Officer and Director       March 27, 1997
-------------------------------
    Keith A. Bostian, Ph.D.

/s/ JOSEPH S. LACOB               Chairman of the Board of Directors         March 27, 1997
-------------------------------
    Joseph S. Lacob

/s/ HUGH Y. RIENHOFF, Jr. Ph.D.   Director                                   March 27, 1997
------------------------------
  Hugh Y. Rienhoff, Jr., M.D.

/s/ DAVID SCHNELL, M.D.           Director                                   March 27, 1997
-------------------------------
    David Schnell, M.D.

/s/ L. JAMES STRAND, M.D.         Director                                   March 27, 1997
-------------------------------
    L. James Strand, M.D.

/s/ JOHN P. WALKER                Director                                   March 27, 1997
-------------------------------
    John P. Walker

                         MICROCIDE PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                Report of Ernst & Young LLP, Independent Auditors.....     F-2

                Financial Statements:
                  Balance Sheets......................................     F-3
                  Statements of Operations............................     F-4
                  Statement of Stockholders' Equity...................     F-5
                  Statements of Cash Flows............................     F-6
                  Notes to Financial Statements.......................     F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Microcide Pharmaceuticals, Inc.

   We have audited the accompanying balance sheets of Microcide Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microcide Pharmaceuticals, Inc. at December 31, 1996 and 1995, the results of its operations, stockholders' equity and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 4, 1997

                         MICROCIDE PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                                            DECEMBER 31,
                                                         -----------------
                                                          1996       1995
                                                         ------     ------

    ASSETS
    Current assets:
       Cash and cash equivalents.....................   $ 8,317   $ 8,517
       Short-term investments........................    39,191        --
       Prepaid expenses and other current assets.....       334       138
                                                         ------    ------
    Total current assets.............................    47,842     8,655

    Property and equipment, net......................     8,825     4,606
    Other assets.....................................       159       232
                                                         ------    ------
                                                        $56,826   $13,493
                                                        =======   =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable..............................   $ 1,523   $   431
       Construction payable..........................       745        32
       Accrued compensation..........................       496       273
       Current portion of capital lease obligations..     1,110     1,118
       Deferred revenue..............................     1,189       413
       Other accrued liabilities.....................       237        --
                                                         ------    ------
    Total current liabilities........................     5,300     2,267

    Long-term portion of capital lease obligations...       811     1,920
    Accrued rent.....................................       141       155
    Commitments
    Stockholders' equity:
    Preferred stock, par value $0.001; 5,000,000
      and 7,810,000 shares authorized as of December
      31, 1996 and 1995, respectively; 0 and
      6,309,362 shares issued and outstanding as of
      December 31, 1996 and 1995, respectively.......        --    22,435
    Common stock, par value $0.001; 50,000,000
      shares authorized, 10,741,668 and 855,440
      shares issued and outstanding at December 31,
      1996 and 1995, respectively....................    66,314       632
    Stockholder note receivable......................       (35)      (35)
    Deferred compensation............................    (1,577)     (412)
    Net unrealized gain (loss) on securities
      available-for-sale.............................         9        (2)
    Accumulated deficit..............................   (14,137)  (13,467)
                                                        -------   -------
    Total stockholders' equity.......................    50,574     9,151
                                                        -------   -------
                                                        $56,826   $13,493
                                                        =======   =======

                See accompanying Notes to Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   1996          1995         1994
                                                                 --------      --------     --------
        Revenues:
          License and milestone fees............................  $2,000       $ 3,000      $    --
          Research revenue......................................   9,273         1,985           --
                                                                  ------       -------      -------
        Total revenues..........................................  11,273         4,985           --

        Operating expenses:
          Research and development..............................  10,717         6,400        5,180
          General and administrative............................   2,889         2,080        1,823
                                                                  ------       -------      -------
        Total operating expenses................................  13,606         8,480        7,003
                                                                  ------       -------      -------

        Loss from operations....................................  (2,333)       (3,495)      (7,003)

        Interest income.........................................   1,899           257          218
        Interest expense........................................    (236)         (278)        (249)
                                                                  ------       -------      -------

        Net loss................................................  $ (670)      $(3,516)     $(7,034)
                                                                  ======       =======      =======

        Net loss per share......................................  $(0.09)
                                                                  ======
        Shares used in computing net loss per share.............   7,401


        Pro forma net loss per share............................               $ (0.44)
                                                                               =======
        Shares used in computing pro forma net loss per share...                 8,052


                See accompanying Notes to Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
               (In thousands, except share and per share amounts)



                                                           PREFERRED STOCK                     COMMON STOCK         STOCKHOLDER
                                                           ---------------                     ------------            NOTE
                                                       SHARES           AMOUNT             SHARES        AMOUNT     RECEIVABLE
                                                       ------           ------             ------        ------     ----------

Balances at December 31, 1993 ....................   2,532,867        $  5,634            687,200       $    12       $ --
Issuance of Series B convertible preferred
  stock to investors at $2.50 per share for
  cash in January 1994 ...........................     136,400             341                 --            --         --
Issuance of Series C convertible preferred
  stock to investors at $3.75 per share for
  cash and conversion of subordinated
   debt in July 1994, less issuance costs of
   $32 ...........................................   3,066,666          11,468                 --            --         --
Exercise of common stock options by
  employees at $0.20 and $0.25 per share
  for cash and note receivable in March,
  July, September and October 1994 ...............          --              --            149,333            37        (35)
Net loss .........................................          --              --                 --            --         --
                                                    ----------        --------         ----------      --------       ----
Balances at December 31, 1994 ....................   5,735,933          17,443            836,533            49        (35)
Issuance of Series D convertible preferred
  stock to investors at $8.75 per share for
  cash in October and November 1995,
   less issuance costs of $26 ....................     573,429           4,992                 --            --         --
Exercise of common stock options by
  employees and issuance of common
  stock for services at $0.25 to $0.38 per
  share for cash in April, May and July
  1995 ...........................................          --              --             18,907             5         --
Net unrealized loss on securities
  available-for-sale .............................          --              --                 --            --         --
Deferred compensation ............................          --              --                 --           578         --
Amortization of deferred compensation ............          --              --                 --            --         --
Net loss .........................................          --              --                 --            --         --
                                                    ----------        --------         ----------      --------       ----
Balances at December 31, 1995 ....................   6,309,362          22,435            855,440           632        (35)
Issuance of Series E convertible preferred
  stock to investors at $8.75 per share for
  cash in March 1996, less issuance
  costs of $10 ...................................     571,429           4,990                 --            --         --
Issuance of common shares at $14.00 per
  share due to the initial public offering in
   May, less issuance costs of $3,863 ............          --              --          2,875,000        36,387         --
Conversion of preferred shares to
   common shares .................................  (6,880,791)        (27,425)         6,880,791        27,422         --
Issuance of common stock at $9.99 per
  share under the employee stock
  purchase plan ..................................          --              --              8,405            84         --
Exercise of common stock options by
  employees and issuance of common
  stock for services at $0.25 to $10.25 per
  share ..........................................          --              --            122,032           134         --
Deferred compensation ............................          --              --                 --         1,655         --
Amortization of deferred compensation ............          --              --                 --            --         --
Net unrealized gain on securities
  available-for-sale .............................          --              --                 --            --         --
Net loss .........................................          --              --                 --            --         --
                                                    ----------        --------         ----------      --------       ----
Balances at December 31, 1996 ....................          --        $     --         10,741,668      $ 66,314       $(35)
                                                    ==========        ========         ==========      ========       ====


                                                                  NET UNREALIZED                      TOTAL
                                                      DEFERRED    GAIN (LOSS) ON  ACCUMULATED     STOCKHOLDERS'
                                                    COMPENSATION    SECURITIES      DEFICIT          EQUITY
                                                    ------------    ----------      -------          ------

Balances at December 31, 1993 ....................     $    --        $ --        $ (2,917)       $  2,729
Issuance of Series B convertible preferred
  stock to investors at $2.50 per share for
  cash in January 1994 ...........................          --          --              --             341
Issuance of Series C convertible preferred
  stock to investors at $3.75 per share for
  cash and conversion of subordinated
   debt in July 1994, less issuance costs of
   $32 ...........................................          --          --              --          11,468
Exercise of common stock options by
  employees at $0.20 and $0.25 per share
  for cash and note receivable in March,
  July, September and October 1994 ...............          --          --              --               2
Net loss .........................................          --          --          (7,034)         (7,034)
                                                       -------        ----        --------        --------
Balances at December 31, 1994 ....................          --          --          (9,951)          7,506
Issuance of Series D convertible preferred
  stock to investors at $8.75 per share for
  cash in October and November 1995,
   less issuance costs of $26 ....................          --          --              --           4,992
Exercise of common stock options by
  employees and issuance of common
  stock for services at $0.25 to $0.38 per
  share for cash in April, May and July
  1995 ...........................................          --          --              --               5
Net unrealized loss on securities
  available-for-sale .............................          --          (2)             --              (2)
Deferred compensation ............................        (578)         --              --              --
Amortization of deferred compensation ............         166          --              --             166
Net loss .........................................          --          --          (3,516)         (3,516)
                                                       -------        ----        --------        --------
Balances at December 31, 1995 ....................        (412)         (2)        (13,467)          9,151
Issuance of Series E convertible preferred
  stock to investors at $8.75 per share for
  cash in March 1996, less issuance
  costs of $10 ...................................          --          --              --           4,990
Issuance of common shares at $14.00 per
  share due to the initial public offering in
   May, less issuance costs of $3,863 ............          --          --              --          36,387
Conversion of preferred shares to
   common shares .................................          --          --              --              (3)
Issuance of common stock at $9.99 per
  share under the employee stock
  purchase plan ..................................          --          --              --              84
Exercise of common stock options by
  employees and issuance of common
  stock for services at $0.25 to $10.25 per
  share ..........................................          --          --              --             134
Deferred compensation ............................      (1,655)         --              --              --
Amortization of deferred compensation ............         490          --              --             490
Net unrealized gain on securities
  available-for-sale .............................          --          11              --              11
Net loss .........................................          --          --            (670)           (670)
                                                       --------       ----        --------        --------
Balances at December 31, 1996 ....................     $(1,577)       $  9        $(14,137)       $ 50,574
                                                       =======        ====        ========        ========

                See accompanying Notes to Financial Statements.

                        MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                      1996          1995            1994
                                                                                    --------      --------        --------

  CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss ................................................................       $   (670)       $(3,516)       $ (7,034)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization ...........................................          1,560          1,247             859
  Amortization of deferred compensation ...................................            490            166              --
  Accrued rent ............................................................            (14)            38              63
  Issuance of common stock for services (included in issuance costs).......            103             --              --
  Net unrealized gain (loss) on securities ................................             11             (2)             --
  Changes in assets and liabilities:
     Prepaid expenses and other current assets ............................           (196)           201            (202)
     Other assets .........................................................             73             --             (23)
     Accounts payable .....................................................          1,092            165              37
     Construction payable .................................................            713             32              --
     Accrued compensation and other liabilities ...........................            460             41              51
     Deferred revenue .....................................................            776            413              --
                                                                                  --------        -------        --------
  Net cash provided by (used in) operating activities .....................          4,398         (1,215)         (6,249)
                                                                                  --------        -------        --------

  CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of short-term investments ......................................        (39,191)            --              --
  Capital expenditures ....................................................         (5,779)          (148)           (692)
                                                                                  --------        -------        --------
  Net cash used in investing activities ...................................        (44,970)          (148)           (692)
                                                                                  --------        -------        --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible promissory notes ..................             --             --           2,000
  Principal payments on capital lease obligations .........................         (1,117)          (927)           (569)
  Proceeds from issuances of common stock .................................         36,499              5               2
  Net proceeds from issuance of convertible preferred stock ...............          4,990          4,992           9,809
                                                                                  --------        -------        --------
  Net cash provided by financing activities ...............................         40,372          4,070          11,242
                                                                                  --------        -------        --------

  Net increase (decrease) in cash and cash equivalents ....................           (200)         2,707           4,301
  Cash and cash equivalents at beginning of period ........................          8,517          5,810           1,509
                                                                                  --------        -------        --------
  Cash and cash equivalents at end of period ..............................       $  8,317        $ 8,517        $  5,810
                                                                                  ========        =======        ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ...........................................................       $    236        $   274        $    246
                                                                                  ========        =======        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment purchased under capital leases ................................       $     --        $   746        $  2,000
                                                                                  ========        =======        ========
  Stockholder note receivable .............................................       $     --        $    --        $     35
                                                                                  ========        =======        ========
  Conversion of convertible promissory notes to convertible preferred stock       $     --        $    --        $  2,000
                                                                                  ========        =======        ========

                See accompanying Notes to Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation

   Microcide Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company founded to discover, develop and commercialize novel antibiotics for the treatment of serious bacterial infections. The Company's discovery and development programs address the growing problem of antibiotic resistance in certain bacteria through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators, and (ii) Targeted Genomics, which utilizes bacterial genetics to discover new classes of antibiotics and other novel treatments for bacterial disease. The Company has also extended its functional genomics technology platform into a program designed to discover improved systemic antifungal agents.

   Microcide Pharmaceuticals, Inc. was founded and incorporated in California in late 1992. The Company subsequently changed its state of incorporation to Delaware on February 29, 1996. Through December 31, 1995, the Company was considered to be in the development stage. During 1996, the Company came out of the development stage as a result of significant revenues from collaborative programs.

   In May 1996, the Company raised approximately $36.4 million in net proceeds from the sale of 2,875,000 shares of common stock at $14.00 per share in its initial public offering. Concurrent with the initial public offering, all of the Company's outstanding preferred stock automatically converted into 6,880,791 shares of common stock. The Company also effected a one-for-five reverse split of all outstanding common stock, warrants and options to purchase common stock. All references to the number of shares and share prices retroactively reflect post-split activity.

   Use of Estimates

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Stock-Based Compensation

   In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized.

   The Company recorded $2,233,000 in deferred compensation for the difference between the grant price and the deemed fair value of the Company's common stock for certain options in the 12-month period prior to the initial public offering. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years.

   Revenue Recognition

   Revenues related to research contracts are recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis and the Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Revenues related to license agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon execution of the agreements. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. For collaborative arrangements which include both revenue received on a cost reimbursement basis and funds received associated with the purchase of the Company's equity, the Company accounts for the equity component based on the estimated fair value of the Company's securities issued at the date that the terms of the respective agreements were agreed upon.

   Research and Development Costs

   Research and development costs are expensed as incurred.

   Net Loss Per Share

   Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the period commencing 12 months prior to the initial filing of the initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for all periods presented through March 31, 1996 (using the treasury stock method for options).

   The historical net loss per share was $1.52 in 1995 and $3.11 in 1994. The shares used in computing this net loss per share were 2,316,000 in 1995 and 2,263,000 in 1994.

   Pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC staff policy, to common equivalent shares from convertible preferred shares issued more than 12 months prior to the initial filing of the initial public offering (using the as-if-converted method). Pro forma net loss per share was $0.07 in 1996. The shares used in computing pro forma net loss per share were 9,676,000 in 1996.

   Cash, Cash Equivalents and Investments

   The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with financial institutions in the United States and invests its excess cash in U.S. treasuries and corporate debt securities which bear minimal risk.

   Management determines the appropriate classification of debt securities in accordance with Statement 115 at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1996 and 1995, respectively, all securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which varies between three, five and seven years. Equipment under capital lease and leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

   Reclassifications

   Certain prior year amounts have been reclassified to conform to current fiscal year presentation.

2. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

   Johnson & Johnson

   In October 1995, the Company entered into a research and development agreement with Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, Johnson & Johnson companies ("J&J"), to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The agreement provides for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. J&J received exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by J&J, provided that the Company has the right to undertake certain co-promotion activities in North America, subject to J&J approval. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, J&J made a nonrefundable $3,000,000 up-front license payment to the Company, and an affiliate of J&J made an equity investment of $5,000,000 in return for 571,429 shares of Series D convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering. Total revenue recognized under the agreement for the years ended December 31, 1996 and 1995 was $4,500,000 and $3,647,000, respectively.

   Daiichi Pharmaceuticals Co. Ltd.

   In November 1995, the Company entered into a research and development agreement with Daiichi Pharmaceuticals Co. Ltd. ("Daiichi") to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. The agreement provides for certain revenue payments, including payments for research and development costs for two years and nine months commencing July 1, 1995 and for reaching certain research and development goals. Daiichi has the right to enter into a license agreement for exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Daiichi, subject to the Company's right to co-promote such drugs in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. Total research revenue recognized under the agreement for the years ended December 31, 1996 and 1995 was $3,175,000 and $1,338,000, respectively.

   Pfizer Inc

   In March 1996, the Company entered into a research and development agreement with Pfizer Inc ("Pfizer") to implement its essential gene and multi-channel screening system to discover novel classes of antibiotics. The agreement provides for certain revenue payments, including payments for research and development costs for five years and for reaching certain research and development goals. Pfizer received exclusive worldwide rights to products developed during the collaboration. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to the Company's right to co-promote such products in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, Pfizer made a $1,000,000 up-front license payment and a $5,000,000 equity investment in return for 571,429 shares of Series E convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering. Revenue recognized under the agreement for the year ended December 31, 1996 was $3,598,000.

   Costs related to research revenues under the above agreements for the years ended December 31, 1996 and 1995 approximated the related research revenue recognized (exclusive of license and milestone fees).

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                            -----------------------
                                                               1996         1995
                                                              ------       ------
                                                                 (In thousands)
       Laboratory and office equipment..................   $   5,286     $  3,949
       Leasehold improvements...........................       7,268        2,826
                                                           ---------     --------
                                                              12,554        6,775
       Less accumulated depreciation and amortization...      (3,729)      (2,169)
                                                           ---------     --------
       Property and equipment, net......................   $   8,825     $  4,606
                                                           =========     ========

   Properties leased under capital leases are included above with a cost of approximately $4,538,000 and $4,559,000 at December 31, 1996 and 1995,
respectively, with accumulated amortization of approximately $2,634,000 and $1,589,000 at December 31, 1996 and 1995, respectively.

4. INVESTMENTS

   The following is a summary of available-for-sale securities (estimated fair value) as of:

                                                                    AVAILABLE-FOR-SALE SECURITIES
                                                          --------------------------------------------------
                                                                          GROSS        GROSS      ESTIMATED
                                                           AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                             COST         GAINS       LOSSES        VALUE
                                                          -----------  ------------ ------------ ------------
                                                                          (In thousands)
        December 31, 1996
        Cash equivalents and short-term investments:
        Money market funds............................     $     420     $    --      $    --      $     420
        Corporate debt securities.....................        44,165          15           (6)        44,174
                                                           ---------     -------      -------      ---------
                                                           $  44,585     $    15      $    (6)     $  44,594
                                                           =========     =======      ========     =========

        December 31, 1995
        Cash equivalents and short-term investments:
        Money market funds............................     $  1,039      $    --      $    --      $   1,039
        Corporate debt securities.....................        7,478           --           (2)         7,476
                                                           --------      -------      --------     ---------
                                                           $  8,517      $    --      $    (2)     $   8,515
                                                           ========      =======      ========     =========


   Maturities of securities available-for-sale were as follows:

                                                            AS OF DECEMBER 31,
                                      -----------------------------------------------------------
                                                1996                           1995
                                      -----------------------------------------------------------
                                      AMORTIZED     ESTIMATED FAIR    AMORTIZED    ESTIMATED FAIR
                                         COST           VALUE           COST           VALUE
                                      -----------------------------------------------------------
                                                       (In thousands)
Due in 90 days or less ...........     $ 5,425         $ 5,403         $8,517         $8,515
Due in 90 days through 2 years ...      39,160          39,191             --             --
                                       -------         -------         ------         ------
                                       $44,585         $44,594         $8,517         $8,515
                                       =======         =======         ======         ======

5. LEASES

   The Company is making payments under capital lease lines of credit with leasing companies which financed certain equipment purchases.

   The Company also leases its office and research facilities under operating leases. Future minimum lease payments under all noncancelable leases are as follows:

                                                                    CAPITAL       OPERATING
                                                                    LEASES         LEASES
                                                                   ---------      ---------
                    Years ended December 31,                            (In thousands)
                    1997........................................   $   1,247      $    786
                    1998........................................         765           824
                    1999........................................         197           849
                    2000........................................          --           779
                    2001........................................          --           468
                    Thereafter..................................          --         1,920
                                                                   ---------      --------
                    Total minimum payment required..............       2,209      $  5,626
                                                                                  ========
                    Less amount representing interest...........        (288)
                                                                   ---------
                    Present value of future lease payments......       1,921
                    Less current portion......... ..............      (1,110)
                                                                   ---------
                                                                   $     811
                                                                   =========

   Rent expense for operating leases was approximately $454,000 in 1996 and $377,000 in 1995 and 1994.

   The Company has commitments with certain manufacturers to purchase equipment for a total cost of $976,000. At December 31, 1996, the Company estimates that its remaining obligation under these commitments is approximately $588,000.

6. STOCKHOLDERS' EQUITY

   Preferred Stock

   Concurrent with the Company's initial public offering in May 1996, all of the Company's outstanding preferred stock automatically converted into 6,880,791 shares of common stock.

  Warrants

   At December 31, 1996, warrants to purchase 160,187 shares of common stock at a weighted average price of $2.85 were outstanding. The warrants expire three years after the initial public offering (May 15, 1999).

   1993 Amended Incentive Stock Plan

   During the Annual Stockholders' Meeting held on April 16, 1996, the stockholders approved the amendment of the 1993 Amended Incentive Stock Plan (the "Plan"), thereby increasing the number of shares of common stock reserved for issuance by 500,000. The total number of shares of common stock now reserved for issuance under the Plan is 1,380,000.

   Under the Plan, options and stock purchase rights may be granted by the board of directors to employees and consultants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Initial options, usually granted with an initial vesting date of the employee's date of hire, generally vest over four years.

Common stock issued pursuant to exercise of either stock options or stock purchase rights are subject to repurchase by the Company upon termination of employment. The Company's repurchase right generally lapses over four years.


   Activity under the Plan was as follows:

                                                  NUMBER OF   RANGE OF EXERCISE      WEIGHTED-AVERAGE
                                                    SHARES         PRICES            EXERCISE PRICES
                                                  ---------   -----------------      ----------------
              Balance at December 31, 1993......   168,200       $0.20-$0.25              $0.23
                Options granted.................   402,700       $0.25-$0.38              $0.27
                Options exercised...............  (149,333)      $0.20-$0.25              $0.25
                Options canceled................   (37,167)      $0.20-$0.25              $0.21
                                                  --------       -----------              -----
              Balance at December 31, 1994......   384,400       $0.20-$0.38              $0.27
                Options granted.................   144,800             $0.38              $0.38
                Options exercised...............   (13,867)      $0.25-$0.38              $0.25
                Options canceled................   (18,833)      $0.20-$0.38              $0.27
                                                  --------       -----------              -----
              Balance at December 31, 1995......   496,500       $0.20-$0.38              $0.30
                Options granted.................   417,100       $0.38-$12.50             $6.33
                Options exercised...............  (112,032)      $0.20-$2.50              $0.30
                Options canceled................   (27,868)      $0.20-$10.75             $1.13
                                                  --------       ------------             -----
              Balance at December 31, 1996......   773,700       $0.20-$12.50             $3.52
                                                  ========

   As of December 31, 1996 and 1995, options to purchase 273,634 and 212,967 shares of common stock, respectively, were exercisable under the Plan. At December 31, 1996, 311,068 shares were available for grant under the Plan. Through December 31, 1996, 200,000 shares of common stock have been issued pursuant to stock purchase rights granted under the Plan, of which 94,167 shares were subject to the Company's repurchase provision (at the original purchase prices of $0.25 to $0.375 per share) for an aggregate value of $25,000.

   The options outstanding at December 31, 1996 have been segregated into three ranges for additional disclosures as follows:

                 OPTIONS OUTSTANDING                                 EXERCISABLE OPTIONS
              -------------------------          WEIGHTED-       ---------------------------
                                   WEIGHTED-      AVERAGE                         WEIGHTED-
         RANGE OF                   AVERAGE      REMAINING                         AVERAGE
         EXERCISE                  EXERCISE   CONTRACTUAL LIFE                    EXERCISE
         PRICES        NUMBER       PRICES       (IN YEARS)         NUMBER         PRICES
         --------      ------       --------- ----------------      ------        ---------
       $0.20-$0.375    373,576      $  0.30         7.65           237,268        $  0.29
       $2.50-$2.50     205,124         2.50         7.63            36,366           2.50
      $10.25-$12.50    195,000        10.75         9.55                --             --
                       -------      -------         ----           -------        --------
                       773,700      $  3.52         8.12           273,634        $  0.59
                       =======      =======         ====           =======        =======

   Stock Compensation

   The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

   Pro forma information regarding the net income (loss) and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1996 and 1995: weighted-average volatility factor of 0.6; no expected dividend payments; weighted-average risk-free interest rates in effect of 5.63% and 6.20%, respectively; and a weighted-average expected life of 3.66 years and 3.07 years, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single measure of the fair value of the Company's employee stock options.

   Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1996 and 1995 was $6.76 and $3.42, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's pro forma information is as follows:

                                                     YEARS ENDED
                                                     DECEMBER 31,
                                             ----------------------------
                                                  1996           1995
                                                 ------         ------
  Pro forma net loss.....................    $(1,172,000)     $(3,460,000)
  Pro forma loss per share...............    $     (0.16)     $     (0.43)

   Because SFAS 123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1998 since the options granted by Microcide generally vest over four years.

   1996 Director Option Plan

   During 1996, the stockholders approved the 1996 Director Option Plan (the "Director Plan"). The Company has reserved 80,000 shares of common stock for issuance to non-employee directors pursuant to options granted under this Plan. The Director Plan provides for the automatic grant of an option (the "First Option") to purchase 12,000 shares of common stock to each non-employee director on the date of such person's initial election or appointment to the Board of Directors provided that such director was not an employee director of the Company immediately prior to becoming a non-employee director. Each non-employee director, whether or not eligible to receive a First Option, is automatically granted an option to purchase 4,000 shares of common stock (a "Subsequent Option") each year on the date of the Company's annual stockholders' meeting, if on such date he or she has served on the Board for at least six months and is reelected to the Board. First Options and Subsequent Options have terms of ten years. First Options vest and become exercisable as to 1/6th of the shares subject to the option six months after the date of grant, and as to 1/36th of the shares each month thereafter. Subsequent Options vest as to 1/12th of the shares subject to the option each month after the date of grant. The exercise prices of First Options and Subsequent Options are 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant. No options have been granted as of December 31, 1996.

   1996 Employee Stock Purchase Plan

   During 1996, the stockholders ratified the adoption of the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. The Company has reserved 120,000 shares of common stock for issuance to employees.

7. NOTE RECEIVABLE FROM RELATED PARTY

   At December 31, 1996, the Company had a note receivable due from an employee in the amount of $35,000. The note is interest-bearing and is secured by common shares of the Company as held by the employee. This note was subsequently repaid in early 1997.

8. INCOME TAXES

   As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $11,000,000 and $2,000,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $500,000. The federal net operating loss and credit carryforwards will expire at various dates beginning in 2008 through 2011, if not utilized. The state net operating loss carryforward will expire at various dates beginning in 1998 through 2001, if not utilized.

   Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                 ------         ------
                                                                     (In thousands)
                   Deferred tax assets:
                     Net operating loss carryforwards........    $4,000         $4,700
                     Research credit carryforwards...........       700            500
                     Other...................................     1,100            400
                                                                 ------         ------
                   Total deferred tax assets.................     5,800          5,600
                   Valuation allowance.......................    (5,800)        (5,600)
                                                                 ------         ------
                   Net deferred tax assets...................    $   --         $   --
                                                                 ======         ======

   The valuation allowance increased by $200,000 during the year ended December 31, 1996 ($1,600,000 in 1995).

                                 EXHIBIT INDEX

   Exhibits                                           Description
   --------      -----------------------------------------------------------------------------------------
     3.2+        Restated Certificate of Incorporation of the Registrant.
     3.5+        Bylaws of the Registrant.
     4.1+        Form of Lock-Up Agreement.
     4.2+        Form of Common Stock Certificate.
     4.3+        Series A Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc.
                 and the Registrant dated May 10, 1993.
     4.4+        Series B Preferred Warrant Purchase Agreement and Warrant between Dominion
                 Ventures, Inc. and the Registrant dated May 10, 1993.
     4.5+        Series C Preferred Warrant Purchase Agreement and Warrant between Dominion
                 Ventures, Inc. and the Registrant dated June 10, 1994.
     4.6+        Series B Preferred Warrant Agreement between Comdisco, Inc. and the
                 Registrant dated September 1, 1993.
     4.7+        Series C Preferred Warrant Agreement between Comdisco, Inc. and the
                 Registrant dated September 1, 1993.
    10.1+        Information and Registration Rights Agreement, dated June 29, 1994 as amended.
    10.2+        1993 Amended Incentive Stock Plan.
    10.3+        1996 Employee Stock Purchase Plan.
    10.4+        1996 Director Option Plan.
    10.5+        401(k) Plan.
    10.6+*       Research and License Agreement between the Registrant and Ortho
                 Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research
                 Institute dated October 24, 1995.
    10.7+*       Research and License Agreement between the Registrant and Ortho Pharmaceutical
                 Corporation and the R.W. Johnson Pharmaceutical Research
                 Institute dated October 24, 1995.
    10.8+*       Joint Research Agreement between the Registrant and Daiichi Pharmaceutical
                 Co., Ltd. dated November 6, 1995.
    10.9+*       Collaborative Research Agreement between the Registrant and Pfizer Inc dated March 1, 1996.
    10.10+*      License and Royalty Agreement between the Registrant and
                 Pfizer Inc dated March 1, 1996.
    10.11+       Master Lease Agreement between Dominion Ventures, Inc. and the Registrant, dated May 10, 1993, as amended on June 10, 1994 and November 22, 1994.
    10.12+       Master Lease Agreement between the Registrant and Comdisco, Inc. dated
                 September 1, 1993.
    10.13+       Lease Agreement between the Registrant and Portola Land Company dated
                 April 1993.
    10.14+       Form of Indemnification Agreement between the Registrant and its Officers and Directors.
    10.15+       Employment Agreement dated January 31, 1994 between the Registrant and
                 James E. Rurka.
    10.16+       Employment Agreement dated December 23, 1992 between the
                 Registrant and Keith A. Bostian, Ph.D.
    11.1         Calculation of net loss per share.
    23.1         Consent of Ernst & Young LLP, independent auditors.
    24.1         Power of Attorney (see page 35).
    27.1         Financial Data Schedule.

----------

+ Incorporated by reference to the same-numbered exhibit in Registrant's
  Registration Statement on Form S-1, registration number 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.

* Confidential Treatment granted