Form 10-Q
period 1997-03-31
MICROCIDE PHARMACEUTICALS INC
filed 1997-05-15
CIK 1010915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            Commission file number:    0-28006


                         MICROCIDE PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                            94-3186021
     -------------------------------           ----------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation of organization)           Identification Number)

850 MAUDE AVENUE, MOUNTAIN VIEW, CALIFORNIA            94043
-------------------------------------------          ----------
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

                           Yes  [X]      No [ ]

Number of shares of Common Stock, no par value, outstanding as of May 1, 1997:
10,810,561.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 1997


                                                                                    PAGE
                                                                                    NUMBER
                                                                                    ------
PART I                  FINANCIAL INFORMATION

Item 1.                 Financial Statements and Notes

                        Condensed Balance Sheets as of March 31, 1997                 3
                        and December 31, 1996

                        Condensed Statements of Operations for the three
                        months ended March 31, 1997 and March 31, 1996                4

                        Condensed Statements of Cash Flows for the three
                        months ended March 31, 1997 and March 31, 1996                5

                        Notes to Condensed Financial Statements                       6

Item 2.                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           8


PART II                 OTHER INFORMATION                                            11

Item 1.                 Legal Proceedings

Item 2.                 Changes in Securities

Item 3.                 Defaults in Senior Securities

Item 4.                 Submission of Matters to a Vote of Security Holders

Item 5.                 Other Information

Item 6.                 Exhibits and Reports on Form 8-K


SIGNATURES                                                                           12

                         MICROCIDE PHARMACEUTICALS, INC.


                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                               March 31,      December 31,
                                                                 1997             1996
                                                                --------        --------
                                                              (Unaudited)        (Note)
ASSETS

Current assets:
     Cash and cash equivalents                                  $  8,360        $  8,317
     Short-term investments                                       37,849          39,191
     Prepaid expenses and other current assets                       565             334
                                                                --------        --------
Total current assets                                              46,774          47,842

Property and equipment, net                                        8,980           8,825

Other assets                                                         153             159
                                                                --------        --------

Total assets                                                    $ 55,907        $ 56,826
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    821        $  1,523
     Construction payable                                             47             745
     Accrued compensation                                            604             496
     Current portion of capital lease obligations                  1,031           1,110
     Deferred revenue                                              1,799           1,189
     Other accrued liabilities                                       398             237
                                                                --------        --------
Total current liabilities                                          4,700           5,300

Long-term portion of capital lease obligations                       595             811

Accrued rent                                                         157             141

Stockholders' equity:
     Common stock                                                 66,471          66,314
     Stockholder note receivable                                     -               (35)
     Deferred compensation                                        (1,575)         (1,577)
     Net unrealized gain on securities available-for-sale             77               9
     Accumulated deficit                                         (14,518)        (14,137)
                                                                --------        --------
Total stockholders' equity                                        50,455          50,574
                                                                --------        --------

Total liabilities and stockholders' equity                      $ 55,907        $ 56,826
                                                                ========        ========



NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                -----------------------
                                                                                  1997            1996
                                                                                --------        -------
Revenues:
     License and milestone fees                                                 $  1,000        $ 1,000
     Research revenue                                                              3,107          1,625
                                                                                --------        -------
Total revenues                                                                     4,107          2,625

Operating expenses:
     Research and development                                                      4,101          1,780
     General and administrative                                                    1,022            526
                                                                                --------        -------
Total operating expenses                                                           5,123          2,306
                                                                                --------        -------

Income (loss) from operations                                                     (1,016)           319

Interest income                                                                      688            137
Interest and other expense                                                           (53)           (73)
                                                                                --------        -------

Net income (loss) per share                                                     $   (381)       $   383
                                                                                ========        =======


Net loss per share                                                              $  (0.04)
                                                                                ========

Shares used in calculation of net loss per share                                  10,760

Pro forma net income per share                                                                  $  0.04
                                                                                                =======

Shares used in calculation of pro forma net income per share                                      8,563





                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  1997            1996
                                                                --------        --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)                                               $   (381)       $    383
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                               528             351
         Amortization of deferred compensation                       145              64
         Accrued rent                                                 16              (2)
         Net unrealized gain on securities                            68               -
Changes in assets and liabilities:
     Prepaid expenses and other current assets                      (231)            (74)
     Other assets                                                      6              23
     Accounts payable                                               (702)            360
     Construction payable                                           (698)              -
     Accrued compensation and other accrued liabilities              269              36
     Deferred revenue                                                610           1,624
                                                                --------        --------
Net cash provided by (used in) operating activities                 (370)          2,765
                                                                --------        --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments                               (39,298)              -
Maturities of short-term investments                              40,640               -
Capital expenditures                                                (683)           (922)
                                                                --------        --------
Net cash provided by (used in) investing activities                  659            (922)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                     (295)           (265)
Repayment of shareholder note receivable                              35               -
Net proceeds from issuance of common stock                            14               8
Net proceeds from issuance of convertible preferred stock              -           4,990
                                                                --------        --------
Net cash provided by (used in) financing activities                 (246)          4,733
                                                                --------        --------

Net increase in cash and cash equivalents                             43           6,576
Cash and cash equivalents, beginning of period                     8,317           8,517
                                                                --------        --------
Cash and cash equivalents, end of period                        $  8,360        $ 15,093
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                               $     21        $      -
                                                                ========        ========
Interest paid                                                   $     42        $     70
                                                                ========        ========


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)

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

            This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.  INVESTMENTS

            Investment securities are classified as available-for-sale (estimated fair value) and consist of the following investments (in thousands):

                                                       March 31,   December 31,
                                                         1997          1996
                                                       -------       -------
    Cash equivalents and short-term investments:
                Money market funds                     $ 1,275       $   420
                U.S. government securities               4,016             -
                Corporate debt securities               40,082        44,174
                                                       -------       -------
                                                       $45,373       $44,594
                                                       =======       =======

3. PER SHARE INFORMATION

            Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are included in the computation for income periods and excluded from the computation in loss periods as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, and convertible preferred stock) issued during the 12 month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through March 31, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock). Historical net income per share for the three months ended March 31, 1996 was $0.14.

            The pro forma calculation of net income (loss) per share has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering in May 1996.

            In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three months ended March 31, 1997 as the Company incurred a net loss in that period and, accordingly, the calculation of earnings per share for that period excluded stock options as their effect was antidilutive. The impact is expected to result in an increase in primary earnings per share for the three months ended March 31, 1996 of $0.02 per share.

                         MICROCIDE PHARMACEUTICALS, INC.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

            As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with three major pharmaceutical companies. The Company has received license fees, research support payments and milestone payments pursuant to these agreements and can potentially receive additional research support payments, additional milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the collaborative agreements, the Company will receive royalty payments based upon the net sales of such drugs.

            Through March 31, 1997, the Company had received in the aggregate $21.2 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive an additional $26.3 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

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

            This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, the period of time the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended December 31, 1996. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues. Total revenues for the first quarter of 1997 were $4.1 million, an increase of 56% from the $2.6 million in revenues received in the first quarter of 1996. License and milestone fees were $1.0 million in each period. Research support revenue increased from $1.6 million in the first quarter of 1996 to $3.1 million in the first quarter of 1997 due primarily to an increase in the number of research personnel devoted to collaborative projects, including those related to the Pfizer collaboration which commenced late in the first quarter of 1996.

Research and Development Expenses. Research and development expenses for the first quarter increased approximately 130% from $1.8 million in 1996 to $4.1 million in 1997 primarily due to increased compensation and other expenses related to increased headcount to support the Company's corporate collaborations and its internal programs, as well as due to expenses related to assembling the Company's molecular diversity collection. Additionally, expenditures for research materials and outside research contributed to the increase in expense. Research and development expenses are expected to further increase in the second quarter as the Company adds research personnel to support its corporate collaborations and internal programs.

General and Administrative Expenses. General and administrative expenses for the first quarter increased 94% from $526,000 in 1996 to $1.0 million in 1997. Increased expenses primarily consisted of higher compensation expenses due to an increase in administrative personnel and bonus expenses that were awarded in the first quarter of 1997 and higher costs for legal and other outside services associated with being a public company. General and administrative expenses are not expected to change significantly in the second quarter as compared to the first quarter of 1997.

Interest Income and Expense. Interest income for the first quarter increased from $137,000 in 1996 to $688,000 in 1997, primarily due to an increase in average cash balances in 1997 related to proceeds received from the Company's initial public offering in May 1996, proceeds received from the sale of other equity and cash received under collaborative agreements. Interest and other expense for the first quarter decreased from $73,000 in 1996 to $53,000 in 1997 due to a decrease in capital lease balances outstanding.

Net Income (Loss). The net loss for the first quarter of 1997 was $381,000 as compared to net income of $383,000 in the first quarter of 1996, primarily as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements and through equipment financing. As of March 31, 1997 the Company had received approximately $63.8 million in net proceeds from the sale of equity and approximately $21.2 million for license and milestone fees and research support payments under collaborative agreements.

            Cash, cash equivalents and short-term investments at March 31, 1997 were $46.2 million compared to $47.5 million at December 31,1996. The decrease during the first quarter of 1997 was due primarily to cash used by operations of $370,000, $683,000 in capital expenditures and $295,000 utilized in financing activities which predominantly consisted of principal payments on capital lease obligations.

            The Company believes that its existing capital resources, interest income and future payments due under collaborative agreements will enable the Company to maintain current and planned operations at least through 1998. The foregoing is a forward-looking statement.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits have been filed with this report:

11.1           Calculation of Net Income (Loss) Per Share
27.1           Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:      March 14, 1997




                              MICROCIDE PHARMACEUTICALS, INC.
                              (Registrant)


                              /s/ James E. Rurka
                              -------------------------------------------------
                              President, Chief Executive Officer and Director (principal executive officer)




                              /s/ Matthew J. Hogan
                              -------------------------------------------------
                              Chief Financial Officer
                              (principal financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   11.1              Calculation of Net Income (Loss) Per Share
   27.1              Financial Data Schedule