Form 10-Q
period 1997-06-30
MICROCIDE PHARMACEUTICALS INC
filed 1997-08-14
CIK 1010915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        Commission file number: 0-28006


                         MICROCIDE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     94-3186021
(State or other jurisdiction of incorporation               (I.R.S. Employer
               of organization)                          Identification Number)

   850 MAUDE AVENUE, MOUNTAIN VIEW, CALIFORNIA                    94043
    (Address of principal executive offices)                   (ZIP Code)


Registrant's telephone number, including area code:           650-428-1550
                                                              ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

Number of shares of Common Stock, no par value, outstanding as of July 31, 1997:
10,835,396.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                  JUNE 30, 1997


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements and Notes

             Condensed Balance Sheets as of June 30, 1997                  3
             and December 31, 1996

             Condensed Statements of Operations for the three
             and six months ended June 30, 1997 and June 30, 1996          4

             Condensed Statements of Cash Flows for the six
             months ended June 30, 1997 and June 30, 1996                  5

             Notes to Condensed Financial Statements                       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8


PART II      OTHER INFORMATION                                             12

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults in Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                 14

                         MICROCIDE PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                   June 30,           December 31,
                                                                    1997                  1996
                                                                 ------------         ------------
                                                                  (Unaudited)            (Note)

ASSETS

Current assets:
     Cash and cash equivalents                                   $      4,191         $      8,317
     Short-term investments                                            39,916               39,191
     Prepaid expenses and other current assets                            569                  334
                                                                 ------------         ------------
Total current assets                                                   44,676               47,842

Property and equipment, net                                             8,875                8,825

Other assets                                                              153                  159
                                                                 ------------         ------------

Total assets                                                     $     53,704         $     56,826
                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $        908         $      1,523
     Construction payable                                                   5                  745
     Accrued compensation                                                 612                  496
     Current portion of capital lease obligations                         918                1,110
     Deferred revenue                                                   1,314                1,189
     Other accrued liabilities                                            510                  237
                                                                 ------------         ------------
Total current liabilities                                               4,267                5,300

Long-term portion of capital lease obligations                            421                  811

Accrued rent                                                              173                  141

Stockholders' equity:
     Common stock                                                      66,583               66,314
     Stockholder note receivable                                         --                    (35)
     Deferred compensation                                             (1,425)              (1,577)
     Net unrealized gain on securities available-for-sale                  34                    9
     Accumulated deficit                                              (16,349)             (14,137)
                                                                 ------------         ------------
Total stockholders' equity                                             48,843               50,574
                                                                 ------------         ------------

Total liabilities and stockholders' equity                       $     53,704         $     56,826
                                                                 ============         ============


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


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                           Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
                                        -------------------------         -------------------------
                                          1997             1996             1997             1996
                                        --------         --------         --------         --------

Revenues:
     License and milestone fees         $   --           $   --           $  1,000         $  1,000
     Research revenue                      2,994            2,243            6,101            3,868
                                        --------         --------         --------         --------

Total revenues                             2,994            2,243            7,101            4,868

Operating expenses:
     Research and development              4,336            2,305            8,437            4,085
     General and administrative            1,099              581            2,121            1,107
                                        --------         --------         --------         --------

Total operating expenses                   5,435            2,886           10,558            5,192
                                        --------         --------         --------         --------

Loss from operations                      (2,441)            (643)          (3,457)            (324)

Interest income                              650              416            1,338              553
Interest expense                             (40)             (50)             (93)            (123)
                                        --------         --------         --------         --------

Net income (loss)                       $ (1,831)        $   (277)        $ (2,212)        $    106
                                        ========         ========         ========         ========


Net income (loss) per share             $  (0.17)        $  (0.04)        $  (0.21)        $   0.02
                                        ========         ========         ========         ========

Shares used in calculation of
     net income (loss) per share          10,778            6,616           10,797            4,984

Pro forma net income (loss)
     per share                                           $  (0.03)                          $  0.01
                                                         ========                          ========

Shares used in calculation of
     pro forma net income (loss)
     per share                                              9,408                             9,248


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                            -------------------------
                                                                              1997             1996
                                                                            --------         --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)                                                           $ (2,212)        $    106
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                                         1,258              738
         Amortization of deferred compensation                                   295              209
         Accrued rent                                                             32               (5)
         Net unrealized gain on securities                                        25             --
Changes in assets and liabilities:
     Prepaid expenses and other current assets                                  (235)            (154)
     Other assets                                                                  6               73
     Accounts payable                                                           (615)             295
     Construction payable                                                       (740)            --
     Accrued compensation and other accrued liabilities                          389               97
     Deferred revenue                                                            125            1,130
                                                                            --------         --------

Net cash provided by (used in) operating activities                           (1,672)           2,489
                                                                            --------         --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments                                           (62,015)            --
Maturities of short-term investments                                          61,290             --
Capital expenditures                                                          (1,308)          (1,729)
                                                                            --------         --------

Net cash provided by (used in) investing activities                           (2,033)          (1,729)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                 (582)            (502)
Repayment of shareholder note receivable                                          35             --
Net proceeds from issuance of common stock                                       126           36,618
Net proceeds from issuance of convertible
     preferred stock                                                            --              4,988
                                                                            --------         --------

Net cash provided by (used in) financing activities                             (421)          41,104
                                                                            --------         --------

Net increase (decrease) in cash and cash equivalents                          (4,126)          41,864
Cash and cash equivalents, beginning of period                                 8,317            8,517
                                                                            --------         --------

Cash and cash equivalents, end of period                                    $  4,191         $ 50,381
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                                           $     21         $   --
                                                                            ========         ========
Interest paid                                                               $     81         $    120
                                                                            ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible preferred stock to
     common stock                                                           $   --           $ 27,423
                                                                            ========         ========


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)

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


2.    INVESTMENTS

      Investment securities are classified as available-for-sale (estimated fair value) and consist of the following investments (in thousands):

                                                    June 30,     December 31,
                                                      1997           1996
                                                    --------     ------------

Cash equivalents and short-term investments:
            Money market funds                      $   199        $   420
            U.S. government securities                4,097           --
            Corporate debt securities                39,093         44,174
                                                    -------        -------
                                                    $43,389        $44,594
                                                    =======        =======

3.    PER SHARE INFORMATION

      Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods presented. Common equivalent shares are included in the computation for income periods and excluded from the computation for loss periods as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares (stock options, warrants, and convertible preferred stock) issued during the 12 month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through March 31, 1996 (using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock).

      The pro forma calculation of net income (loss) per share has been computed as described above but also gives retroactive effect from the date of issuance to the conversion of the convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering in May 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three and six months ended June 30, 1997 and the three months ended June 30, 1996 as the Company incurred net losses in these periods and, accordingly, the calculation of earnings per share for these periods excluded stock options as their effect was antidilutive. The impact for the six months ended June 30, 1996 resulted in no change in primary earnings per share.

4.    SUBSEQUENT EVENTS

      In July 1997, the Company signed a 30 month agreement to sublease two buildings, each building consisting of approximately 18,000 square feet of additional research and office space. The agreement calls for total minimum monthly rental payments ranging from $62,000 to $64,000 beginning on November 1, 1997. The Company intends to temporarily sublease one building and to utilize the other building for additional research and administrative space.

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

      In June 1997, Microcide signed an agreement to provide Daiichi Pharmaceutical Co., Ltd. with a subset of its synthetic molecular diversity collection for use in Daiichi's own drug discovery screening programs in consideration for future payments by Daiichi of $1.5 million. Delivery of the compounds, receipt of the associated payments and recognition of related revenues are expected to occur during the second half of 1997. In July 1997, Microcide signed a one-year agreement to provide a minimum of 40,000 extracts from its natural products diversity collection to Tularik Inc. for use in Tularik's non-antimicrobial drug discovery screening programs. Pursuant to the agreement, Microcide will receive payments for the extracts upon delivery to Tularik, may provide refermentation of extracts for agreed upon amounts and may potentially receive license fees and royalties on resulting products.

      Through June 30, 1997, the Company had received in the aggregate $24.5 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive up to an additional $23.0 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

      In the event that the Company achieves the specified research and product development milestones, the Company will be entitled to receive milestone payments under its collaborative agreements with three major pharmaceutical companies ranging from $13.0 million to $32.5 million per product. No royalty payments have yet been received and the Company does not expect to receive royalties based upon the net sales of drugs for a significant number of years, if ever.

      Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. The Company expects to incur operating losses in the future.

      This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, payments related to delivering molecular diversity samples to Daiichi and Tularik, and the period of time the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, expectations concerning the Company's future research and development and general and administrative expenses and future facility needs. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended December 31, 1996. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues. Total revenues for the second quarter of 1997 were $3.0 million, an increase of 34% from the $2.2 million in revenues recognized in the second quarter of 1996. There were no license and milestone fees earned for either period. Research support revenue increased in the second quarter of 1997 due primarily to higher revenues earned from the Pfizer and Daiichi collaborative agreements resulting from an increase in the number of research personnel devoted to the collaborative projects, as well as an increase in reimbursable research expenses, such as costs related to certain equipment and outside consulting services.

Research and Development Expenses. Research and development expenses for the second quarter increased approximately 88% from $2.3 million in 1996 to $4.3 million in 1997. The increases are due primarily to higher compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, higher expenses related to assembling the Company's molecular diversity collection, higher costs relating to expanded research and development facilities and higher expenses for outside consulting services. Research and development expenses are expected to further increase in the third quarter as the Company continues to add research personnel to support its corporate collaborations and internal programs.

General and Administrative Expenses. General and administrative expenses for the second quarter increased 89% from $581,000 in 1996 to $1.1 million in 1997. Increased expenses primarily consisted of higher compensation expenses due to an increase in administrative personnel and higher costs for legal and other outside services associated with being a public company. General and administrative expenses may continue to increase in dollar amounts in the next quarter, but are expected to be at a lower percentage of total operating expenses.

Interest Income and Expense. Interest income for the second quarter increased from $416,000 in 1996 to $650,000 in 1997, primarily due to an increase in average cash balances in 1997 related to proceeds received from the Company's initial public offering in May 1996, proceeds received from the sale of other equity and cash received under collaborative agreements. Interest expense for the second quarter decreased from $50,000 in 1996 to $40,000 in 1997 due to a decrease in capital lease balances outstanding.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues. Total revenues for the first half of 1997 were $7.1 million, an increase of 46% from the $4.9 million in revenues for the first half of 1996. License and milestone fees were $1.0 million in each period. Research support revenue increased from $3.9 million in the first half of 1996 to $6.1 million in the first half of 1997 due primarily to higher revenues earned from the Pfizer and Daiichi collaborative agreements resulting from an increase in the number of research personnel devoted to the collaborative projects, as well as an increase in reimbursable research expenses, such as costs related to certain equipment and outside consulting services.

Research and Development Expenses. Research and development expenses for the first half of 1997 were $8.4 million, an increase of approximately 107% from $4.1 million in the first half of 1996, primarily due to increased compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, higher expenses related to assembling the Company's molecular diversity collection, higher costs relating to expanded research and development facilities and higher expenses for outside consulting services. Research and development expenses are expected to further increase in the second half of 1997 as the Company continues to add research personnel to support its corporate collaborations and internal programs.

General and Administrative Expenses. General and administrative expenses for the first half of 1997 increased approximately 92% from $1.1 million in 1996 to $2.1 million in 1997. Increased expenses primarily consisted of higher compensation expenses due to an increase in administrative personnel and higher costs for legal and other outside services associated with being a public company. General and administrative expenses may continue to increase in dollar amounts in the second half of 1997 as compared to the first half of 1997, but are expected to be at a lower percentage of total operating expenses.

Interest Income and Expense. Interest income for the first half of 1997 increased from $553,000 in 1996 to $1.3 million in 1997, primarily due to an increase in average cash balances in 1997 related to proceeds received from the Company's initial public offering in May 1996, proceeds received from the sale of other equity and cash received under collaborative agreements. Interest expense for the first half of 1997 decreased from $123,000 in 1996 to $93,000 in 1997 due to a decrease in capital lease balances outstanding.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements and through equipment financing. As of June 30, 1997 the Company had received approximately $64.2 million in net proceeds from the sale of equity and approximately $24.5 million from license and milestone fees and research support payments under collaborative agreements.

      Cash, cash equivalents and short-term investments at June 30, 1997 were $44.1 million compared to $47.5 million at December 31, 1996. Net cash used in the Company's operations was $1.7 million for the first half of 1997. Net cash used in investing activities was $2.0 million, of which $1.3 million was capital expenditures and $725,000 was purchases of investments in excess of maturities of investments. Net cash used in financing activities was $421,000, of which $582,000 was principal payments on capital lease obligations.

      In July 1997, the Company signed a 30 month agreement to sublease two buildings, each building consisting of approximately 18,000 square feet of additional research and office space. The agreement calls for total minimum monthly rental payments ranging from $62,000 to $64,000 beginning on November 1, 1997. The additional buildings are adjacent to the Company's principal offices. The Company intends to temporarily sublease one building and to utilize the other building for additional research and administrative space. It is expected that the additional space will support the Company's expansion activities through 1999.

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

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The Annual Meeting of Stockholders of Microcide
                  Pharmaceuticals, Inc. was held on May 13, 1997.

         (b) The following Class I Directors were elected to serve for a term of three years to expire at the Company's 2000 Annual Meeting of Stockholders:

                  Name                                Position                       Term Expires
                  -------------------------------     -------------------------      ------------
                  Joseph S. Lacob                     Chairman of the Board               2000
                  David Schnell, M.D.                 Class I Director                    2000
                  L. James Strand, M.D.               Class I Director                    2000

                  The following Class II and III Directors continue to serve their respective terms which expire on the Company's Annual Meeting of Stockholders in the year as noted:

                  Name                                Position                       Term Expires
                  -------------------------------     -------------------------      ------------
                  Hugh Y. Rienhoff, Jr., M.D.         Class II Director                   1998
                  John P. Walker                      Class II Director                   1998
                  Keith A. Bostian, Ph.D.             Class III Director                  1999
                  James E. Rurka                      Class III Director                  1999

         (c) The matters voted upon at the meeting and the voting results were as follows:

                  (i) The election of three Class I Directors for a term of three years:

                  Name                                     For                  Against         Abstain
                  ------------------------------      -------------           ----------        -------
                  Joseph S. Lacob                       8,251,573                6,633             -
                  David Schnell, M.D.                   8,251,573                6,633             -
                  L. James Strand, M.D.                 8,251,573                6,633             -

                  (ii) Approval of amendment to the Company's 1996 Director Option Plan, increasing the initial option grant from 12,000 to 16,000 shares and increasing the vesting period from three to four years:

                     For               Against                    Abstain
                  ---------            -------                    -------
                  8,499,347            275,969                    16,723

                  (iii) Approval of amendment to the Company's 1993 Amended Incentive Stock Plan, increasing the number of shares of Common Stock reserved for issuance from 1,380,000 to 1,880,000:

                     For               Against                    Abstain
                  ---------            -------                    -------
                  8,080,432            660,623                    13,169

                  (iv) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997:

                     For               Against                    Abstain
                  ---------            -------                    -------
                  8,780,373             8,736                      2,430

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits have been filed with this report:

10.18*   Synthetic Compound Purchase Agreement between the Registrant and
         Daiichi Pharmaceutical Co., Ltd. dated June 25, 1997.
11.1     Calculation of Net Income (Loss) Per Share
27.1     Financial Data Schedule

----------
*  Confidential Treatment granted.

(b)      Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 1997




                               MICROCIDE PHARMACEUTICALS, INC.
                               -------------------------------
                               (Registrant)


                               /s/ James E. Rurka
                               ------------------
                               President, Chief Executive Officer and Director (principal executive officer)




                               /s/ Matthew J. Hogan
                               --------------------
                               Chief Financial Officer
                               (principal financial and accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER              EXHIBITS
-------              --------

10.18*   Synthetic Compound Purchase Agreement between the Registrant and
         Daiichi Pharmaceutical Co, Ltd. dated June 25. 1997.
11.1     Calculation of Net Income (Loss) Per Share
27.1     Financial Data Schedule

----------
*  Confidential Treatment granted.