Form 10-Q
period 1997-09-30
MICROCIDE PHARMACEUTICALS INC
filed 1997-11-14
CIK 1010915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        Commission file number:   0-28006


                         MICROCIDE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                               94-3186021
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                            Identification Number)

   850 MAUDE AVENUE, MOUNTAIN VIEW, CALIFORNIA                     94043
    (Address of principal executive offices)                     (ZIP Code)


Registrant's telephone number, including area code:             650-428-1550


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X  No
                                ----   ----


Number of shares of Common Stock, no par value, outstanding as of October 31, 1997: 10,896,814.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 1997


                                                                           PAGE
                                                                          NUMBER
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements and Notes

               Condensed Balance Sheets as of September 30, 1997
               and December 31, 1996                                            3

               Condensed Statements of Operations for the three
               and nine months ended September 30, 1997 and
               September 30, 1996                                               4

               Condensed Statements of Cash Flows for the nine
               months ended September 30, 1997 and
               September 30, 1996                                               5

               Notes to Condensed Financial Statements                          6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              8


PART II        OTHER INFORMATION                                                12

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults in Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES                                                                      13

                         MICROCIDE PHARMACEUTICALS, INC.


                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                       September 30,  December 31,
                                                           1997          1996
                                                         -------        -------
                                                        (Unaudited)     (Note)
   ASSETS

   Current assets:
       Cash and cash equivalents                         $ 6,849        $ 8,317
       Short-term investments                             34,770         39,191
       Prepaid expenses and other current assets           1,366            334
                                                         -------        -------
   Total current assets                                   42,985         47,842

   Property and equipment, net                             9,102          8,825

   Other assets                                              573            159
                                                         -------        -------

   Total assets                                          $52,660        $56,826
                                                         =======        =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Accounts payable                                  $   957        $ 1,523
       Construction payable                                  536            745
       Accrued compensation                                  725            496
       Current portion of capital lease obligations          778          1,110
       Deferred revenue                                    1,044          1,189
       Other accrued liabilities                             558            237
                                                         -------        -------
   Total current liabilities                               4,598          5,300

   Long-term portion of capital lease obligations            300            811

   Accrued rent                                              222            141

   Stockholders' equity:
       Common stock                                       66,605         66,314
       Stockholder note receivable                            --            (35)
       Deferred compensation                              (1,274)        (1,577)
       Net unrealized gain (loss) on securities              (61)             9
           available-for-sale
       Accumulated deficit                               (17,730)       (14,137)
                                                         -------        -------
   Total stockholders' equity                             47,540         50,574
                                                         -------        -------

   Total liabilities and stockholders' equity            $52,660        $56,826
                                                         =======        =======


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


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                            ---------------------         ---------------------
                                             1997           1996           1997           1996
                                            ------         ------         ------         ------
     Revenues:
         License, milestone and other
            revenues                        $1,054         $   --         $2,054         $1,000
         Research revenue                    3,024          2,485          9,125          6,353
                                            ------         ------         ------         ------

     Total revenues                          4,078          2,485         11,179          7,353

     Operating expenses:
         Research and development            5,078          3,014         13,515          7,099
         General and administrative          1,005            721          3,126          1,828
                                            ------         ------         ------         ------

     Total operating expenses                6,083          3,735         16,641          8,927
                                            ------         ------         ------         ------

     Loss from operations                   (2,005)        (1,250)        (5,462)        (1,574)

     Interest income                           665            681          2,003          1,234
     Interest expense                          (41)           (64)          (134)          (187)
                                            ------         ------         ------         ------

     Net loss                              $(1,381)        $ (633)       $(3,593)        $ (527)
                                           =======         ======        =======         ======


     Net loss per share                     $(0.13)        $(0.06)        $(0.33)        $(0.08)
                                            ======         ======         ======         ======

     Shares used in calculation of
         net loss per share                 10,843         10,677         10,800          6,301
                                            ======         ======         ======         ======



                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                        ------------------
                                                                          1997       1996
                                                                        --------   ------
        CASH FLOWS USED IN OPERATING ACTIVITIES:
        Net loss                                                        $(3,593)   $ (527)
        Adjustments to reconcile net loss to
            net cash provided by (used in) operating activities:
              Depreciation and amortization                               2,231     1,153
              Amortization of deferred compensation                         446       349
              Accrued rent                                                   81        (7)
              Net unrealized gain (loss) on securities                      (70)        2
        Changes in assets and liabilities:
            Prepaid expenses and other current assets                    (1,032)      (58)
            Other assets                                                   (414)       19
            Accounts payable                                               (566)       38
            Construction payable                                           (209)       --
            Accrued compensation and other accrued liabilities              550       143
            Deferred revenue                                               (145)    1,138
                                                                        --------   ------

        Net cash provided by (used in) operating activities              (2,721)    2,250
                                                                        -------    ------

        CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of short-term investments                              (21,289)       --
        Maturities of short-term investments                             25,710        --
        Capital expenditures                                             (2,508)   (1,964)
                                                                        -------    ------

        Net cash provided by (used in) investing activities               1,913    (1,964)
                                                                        -------    ------

        CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on capital lease obligations                    (843)     (829)
        Repayment of shareholder note receivable                             35        --
        Net proceeds from issuance of common stock                          148    36,529
        Net proceeds from issuance of convertible
            preferred stock                                                  --     4,988
                                                                        -------    ------

        Net cash provided by (used in) financing activities                (660)   40,688
                                                                        -------    ------

        Net increase (decrease) in cash and cash equivalents             (1,468)   40,974
        Cash and cash equivalents, beginning of period                    8,317     8,517
                                                                        -------    ------

        Cash and cash equivalents, end of period                        $ 6,849   $49,491
                                                                        =======   =======

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Income taxes paid                                               $    22    $   --
                                                                        =======    ======
        Interest paid                                                   $   116    $  184
                                                                        =======    ======

        SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
        ACTIVITIES:
        Conversion of convertible preferred stock to common stock       $    --   $27,423
                                                                        =======   =======

                       See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


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


2.      INVESTMENTS

        Investment securities are classified as available-for-sale (estimated fair value) and consist of the following investments (in thousands):

                                                September 30,      December 31,
                                                    1997               1996
                                                ------------       -----------
Cash equivalents and short-term investments:
        Money market funds                       $     1,956        $      420
        Corporate debt securities                     38,481            44,174
                                                 -----------        ----------
                                                 $    40,437        $   44,594
                                                 ===========        ==========

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

        In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three and nine months ended September 30, 1997 and September 30, 1996 as the Company incurred net losses in these periods and, accordingly, the calculation of earnings per share for these periods excluded stock options as their effect was antidilutive.

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

        In June 1997, Microcide signed an agreement to provide Daiichi Pharmaceutical Co., Ltd. with a subset of its synthetic molecular diversity collection for use in Daiichi's own drug discovery screening programs in consideration for future payments by Daiichi of $1.5 million. Delivery of the compounds, receipt of the associated payments and recognition of related revenues are expected to occur during the second half of 1997. In July 1997, Microcide signed a one-year agreement to provide a minimum of 40,000 extracts from its natural products diversity collection to Tularik Inc. for use in Tularik's non-antimicrobial drug discovery screening programs. Pursuant to the agreement, Microcide will receive payments for the extracts upon delivery to Tularik, may provide refermentation of extracts for agreed upon amounts and may potentially receive license fees and royalties on resulting products. Revenues relating to these contracts have been partially recognized in the third quarter ending September 30, 1997.

        Through September 30, 1997, the Company had received in the aggregate $27.3 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive up to an additional $20.2 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

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

        In July 1997, the Company signed a 30 month agreement to sublease two buildings, each building consisting of approximately 18,000 square feet of additional research and office space. The agreement calls for total minimum monthly rental payments ranging from $62,000 to $64,000 beginning on November 1, 1997. In September 1997, the Company signed an agreement to sub-sublease one of the buildings for a term of one year, subject to two three month optional extension periods, for total minimum monthly rental payments of $35,000. The Company intends to utilize the other building for additional research and administrative space.

        Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. The Company expects to incur operating losses in the future.

        This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, payments related to delivering molecular diversity samples to Daiichi and Tularik, and the period of time the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, expectations concerning the Company's future research and development and general and administrative expenses and future facility needs. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products. For a discussion of other risks and uncertainties affecting the Company's business, see the Company's annual report on Form 10-K for the year ended December 31, 1996. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues. Total revenues for the third quarter of 1997 were $4.1 million, an increase of 64% from the $2.5 million in revenues recognized in 1996. License, milestone and other revenues earned for the third quarter included revenues of $1.1 million in 1997 relating to the Daiichi and Tularik diversity agreements; there were no license, milestone and other revenues in the third quarter of 1996. Research support revenue in the third quarter increased from $2.5 million in 1996 to $3.0 million in 1997 due primarily to higher revenues earned from the Pfizer and Daiichi collaborative agreements resulting from an increase in the number of research personnel devoted to the collaborative projects, as well as an increase in reimbursable research expenses, such as costs related to certain equipment and outside consulting services.

Research and Development Expenses. Research and development expenses for the third quarter increased approximately 68% from $3.0 million in 1996 to $5.1 million in 1997. The increases are due primarily to higher compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, higher expenses related to assembling the Company's molecular diversity collection, higher costs relating to expanded research and development facilities and higher expenses for outside consulting services.

General and Administrative Expenses. General and administrative expenses for the third quarter increased 39% from $721,000 in 1996 to $1.0 million in 1997. Increased expenses primarily consisted of higher compensation expenses due to an increase in administrative personnel and higher costs for legal and other outside services.

Interest Income and Expense. Interest income for the third quarter decreased slightly from $681,000 in 1996 to $665,000 in 1997, primarily due to a decrease in average cash balances. Interest expense for the third quarter decreased from $64,000 in 1996 to $41,000 in 1997 due to a decrease in capital lease balances outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues. Total revenues for the first nine months of 1997 were $11.2 million, an increase of 52% from the $7.4 million in revenues for 1996. License, milestone and other revenues were $1.0 million for the first nine months of 1996 and $2.1 million in 1997; included in this figure for the first nine months of 1997 was $1.1 million of revenues related to the Daiichi and Tularik diversity agreements. Research support revenue increased from $6.4 million in the first nine months of 1996 to $9.1 million in 1997 due primarily to higher revenues earned from the Pfizer and Daiichi collaborative agreements resulting from an increase in the number of research personnel devoted to the collaborative projects, as well as an increase in reimbursable research expenses, such as costs related to certain equipment and outside consulting services.

Research and Development Expenses. Research and development expenses for the first nine months of 1997 were $13.5 million, an increase of approximately 90% from $7.1 million in the first nine months of 1996, primarily due to increased compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, higher expenses related to assembling the Company's molecular diversity collection, higher costs relating to expanded research and development facilities and higher expenses for outside consulting services.

General and Administrative Expenses. General and administrative expenses for the first nine months of 1997 increased approximately 71% from $1.8 million in 1996 to $3.1 million in 1997. Increased expenses primarily consisted of higher compensation expenses due to an increase in administrative personnel and higher costs for legal and other outside services.

Interest Income and Expense. Interest income for the first nine months of 1997 increased from $1.2 million in 1996 to $2.0 million in 1997, primarily due to an increase in average cash balances in 1997 related to proceeds received from the Company's initial public offering in May 1996, proceeds received from the sale of other equity and cash received under collaborative agreements. Interest expense for the first nine months of 1997 decreased from $187,000 in 1996 to $134,000 in 1997 due to a decrease in capital lease balances outstanding.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements and through equipment financing. As of September 30, 1997 the Company had received approximately $64.2 million in net proceeds from the sale of equity and approximately $27.5 million from license, milestone and other revenues and research support payments under collaborative agreements.

        Cash, cash equivalents and short-term investments at September 30, 1997 were $41.6 million compared to $47.5 million at December 31, 1996. For the first nine months of 1997, net cash of $2.7 million was used for operations, $2.5 million was used for capital expenditures and $843,000 was used for principal payments on capital lease obligations.

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

          None

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed with this report:

10.19 Sublease agreement between the Registrant, Quickturn Design Systems, Inc. and Portola Land Co. dated July 1997
10.20 Sub-sublease agreement between the Registrant, Alpha Blox Corporation, Quickturn Design Systems, Inc. and Portola Land Co. dated September 1997
11.1     Calculation of Net Loss Per Share
27.1     Financial Data Schedule

(b)      Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 1997




                              MICROCIDE PHARMACEUTICALS, INC.
                              -------------------------------------------------
                              (Registrant)


                              /s/ James E. Rurka
                              -------------------------------------------------
                              President, Chief Executive Officer and Director (principal executive officer)




                              /s/ Matthew J. Hogan
                              -------------------------------------------------
                              Chief Financial Officer
                              (principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit
Number                  Description
------                  -----------

10.19 Sublease agreement between the Registrant, Quickturn Design Systems, Inc. and Portola Land Co. dated July 1997

10.20 Sub-sublease agreement between the Registrant, Alpha Blox Corporation, Quickturn Design Systems, Inc. and Portola Land Co. dated September 1997

11.1    Calculation of Net Loss Per Share

27.1    Financial Data Schedule