Form 10-K405
period 1997-12-31
MICROCIDE PHARMACEUTICALS INC
filed 1998-03-31
CIK 1010915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K405
                              ---------------------
(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

       Registrant's telephone number, including area code: (650) 428-1550

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

                               Yes [X]    No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on December 31, 1997 was approximately $75 million, based upon the closing price of such stock on December 31, 1997.

        As of March 1, 1998, 10,907,043 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Microcide is a biopharmaceutical company whose mission is to discover, develop and commercialize novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's discovery and development programs address the growing problem of bacterial drug resistance and the need for improved antifungal and antiviral agents through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators to directly address existing bacterial resistance problems, and (ii) Targeted Genomics, which utilizes bacterial, fungal and viral genetics to discover new classes of antimicrobials and other novel treatments for infectious diseases.

        The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) it is the third largest pharmaceutical market, with systemic antibiotics in 1997 totaling $22.4 billion in worldwide sales, including $6.7 billion in the United States;
(ii) there are significant unmet clinical needs, caused by growing bacterial resistance problems, that require new antibacterial therapies; and (iii) the preclinical and clinical development process for antibiotics generally follows an efficient and well-defined path to the market. The Company believes that the systemic antifungals market, totaling approximately $2.3 billion in 1997, also represents an attractive opportunity because there currently are relatively few effective and non-toxic agents to treat the growing population of immunocompromised patients with systemic fungal infections. Despite recent progress by industry in introducing new antiviral agents, which have contributed to the market expanding 33% in 1997 to $3.4 billion, the Company believes that there is a clear clinical need for additional and improved treatments for viral infections.

        Microcide's Targeted Antibiotics programs seek to rapidly develop clinically useful antibiotics tailored to treat specific bacterial infections, as well as antibiotic potentiators, to overcome resistance pathways and restore usefulness to existing antibiotics that have been rendered ineffective. The specific problematic bacteria being addressed by the Company (staphylococci, enterococci, Pseudomonas aeruginosa and Streptococcus pneumoniae) are responsible for 44% of the approximately two million hospital-acquired infections occurring annually in the United States. These infections are estimated to result in approximately eight million days of extended hospital stay and account for more than $4.0 billion in additional health care costs each year.

        Microcide's Targeted Genomics programs seek to identify and exploit the pharmaceutically relevant portions of bacterial genomes that are essential to bacterial viability in vitro (the Bacterial Essential Genes Program), to fungal viability in vitro (the Fungal Genomics Program) or to bacterial growth and virulence in vivo (the Bacterial Pathogenesis Program). In the Bacterial Essential Genes Program, Microcide has identified over 100 essential gene targets, which have been selectively incorporated into the Company's high-throughput, multi-channel screening system to discover new classes of antibiotics. In the Fungal Genomics Program, a library of over 1,100 essential gene mutants has been constructed, a subset of which is selectively being incorporated into the Company's high-throughput, whole-cell assay system to search for small molecule antifungal agents. In the Bacterial Pathogenesis Program, Microcide has developed new molecular genetics technologies in order to discover and develop novel therapeutic agents based on interference with the function of bacterial pathogenesis genes. Microcide is establishing, in concert with Iconix Pharmaceuticals, Inc., a Viral Genomics Program based on applying surrogate genetic technologies to the creation of drug screens for a number of viral disease targets in the search for improved antiviral agents.

        The Company has entered into collaborative agreements with three major pharmaceutical companies to enhance certain of its discovery and development programs. As of December 31, 1997, the Company's collaborative partners have provided the Company with $30.1 million of license fees, milestone payments and research support payments and $10.0 million in equity investments. Assuming each of the collaborative agreements continues until its scheduled expiration (including the Daiichi collaboration for which Daiichi has notified Microcide of its intention to exercise its option to extend the collaboration for an additional year beyond the original term), the Company will be entitled to receive an additional $20.9 million of research support payments. The Company has retained full rights to products which may result from its internal, self-funded programs in bacterial cell wall inhibitors, bacterial pathogenesis genes, fungal efflux pumps and fungal genomics.

        J&J. Microcide established a collaboration in October 1995 with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute (each of which are affiliates of Johnson & Johnson and are collectively referred to as "J&J") to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The Company and J&J selected an initial beta-lactam drug candidate for pre-clinical development in October 1996 and the Company expects to enter into clinical trials with respect to such product candidate in 1998. If specified research and development milestones are achieved, the Company will be entitled to receive up to $16.5 million for the initial product and up to $15.5 million for each subsequent product developed within the collaboration.

        Daiichi. Microcide established a collaboration in November 1995 with Daiichi to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. The Company expects to select with Daiichi its first quinolone potentiation candidate in 1998 for subsequent pre-clinical development. If specified research and development milestones are achieved, Microcide will be entitled to receive up to $13.0 million for each product developed within the collaboration.

        Pfizer. Microcide established a collaboration in March 1996 with Pfizer to implement its essential gene and multi-channel screening system to discover novel classes of antibiotics. If specified research and development milestones are achieved, Microcide will be entitled to receive milestone payments of up to $32.5 million for each product developed within the collaboration.

        In January 1998, Microcide entered into a collaboration with Iconix Pharmaceuticals, Inc. ("Iconix"), a recently established biotechnology company of which Microcide is a significant minority shareholder and which has licensed or been assigned certain technology related to surrogate genetics ("Surrogate Genetics Technology") from Microcide. Iconix will apply the Surrogate Genetics Technology of Iconix to a number of viral disease targets to search for novel antiviral agents. Microcide is obligated to provide Iconix with research support payments of $6.1 million over the three years of the collaboration. Microcide has been granted worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, Iconix will be entitled to receive milestone payments from Microcide of up to $11.0 million for the first product and up to $10.5 million for each subsequent product developed within the collaboration.

        The information set forth in this Business Section contains forward-looking statements, including but not limited to statements concerning the use of the Company's discoveries and technology platform to identify potential product candidates, expectations regarding the anticipated date of selection of clinical development candidates, the expected date of commencement of clinical trials, development time lines, the timing and likelihood of regulatory approval, the continuation of the Company's collaborations with its net investments partners, the Company's future capital requirements and the expected time period during which the Company's existing financial resources will meet such capital requirements, and business conditions and growth in the biopharmaceutical industry and general economy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth in this Business Section, as well as those set forth elsewhere in this Form 10-K.

        The Company was founded in December 1992, has not commenced clinical trials of any drugs and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a significant number of years, if at all. Since inception, the Company has focused its activities on the development of a gene function-based technology platform and other proprietary information to identify and commercialize novel antimicrobials for the treatment of serious infections. It is difficult to predict when, if ever, the Company will be able to successfully discover novel lead compounds for potential development as product candidates. All compounds discovered by the Company will require extensive preclinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive preclinical and clinical testing required to establish safety and efficacy will take a number of years, and the time required to commercialize new drugs cannot be predicted with accuracy. There can be no assurance that the Company's approach to drug discovery, or the efforts of any collaborative partner of the Company, will result in the development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse effects or inadequate therapeutic efficacy would slow or prevent product development efforts of the Company or its collaborative partners and have a material adverse effect on the Company's operations. The Company will not receive revenues or royalties from sales of drugs for a significant number of years, if at all. Failure to receive significant revenue or achieve profitable operations could impair the Company's ability to sustain operations, and there can be no assurance that the Company will ever receive significant revenues or achieve profitable operations.

INFECTIOUS DISEASE ENVIRONMENT

        BACTERIAL INFECTIONS AND ANTIBIOTICS OVERVIEW

        Bacterial infections are a significant and growing medical problem. They occur when the body's immune system cannot prevent the invasion and colonization of the body by disease-causing bacteria. These infections may either be confined to a single organ or tissue, or disseminated throughout the body, and can cause many serious diseases, including pneumonias, endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, bacteremia and complicated urinary tract infections.

        According to estimates from the United States Centers for Disease Control and Prevention (the "CDC") for the period 1980 to 1992, approximately two million hospital-acquired infections occurred annually in the United States, accounting for more than eight million days of extended hospital stay and causing more than $4.0 billion in additional health care costs each year. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, making infectious diseases the third leading cause of death in the United States. The Company believes that bacterial infections, especially infections caused by difficult-to-treat, antibiotic-resistant bacteria, cause or contribute to a substantial majority of these deaths.

        Antibiotics are administered both to prevent bacterial infections and to treat established bacterial diseases. When administered to prevent an infection, antibiotics are given prophylactically, before definitive clinical signs or symptoms of an infection are present. When administered to treat an established infection, antibiotics are often chosen empirically, before diagnostic testing has established the causative bacterium and its susceptibility to specific antibiotics.

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

        Major structural classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Penicillin, a member of the beta-lactam class (which also includes extended-spectrum penicillins, cephalosporins and carbapenems), was first developed in the 1940s. Nalidixic acid, the earliest member of the quinolone class, was discovered in the 1960s. The creation of broad-spectrum antibiotics began in the 1970s and 1980s, with major advances seen in the 1970s with the development of newer beta-lactams, and in the 1980s with the development of fluoroquinolones. These antibiotics are still being used extensively. No major new class of antibiotics has been discovered and commercialized in the last 20 years.

        According to sales data compiled by IMS International, an independent pharmaceutical industry research firm, the market for systemic (orally or parenterally administered) antibiotics constitutes the third largest worldwide pharmaceutical market, generating $22.4 billion in worldwide sales in 1997, including $6.7 billion in the United States. The in-hospital antibiotic market, where bacterial resistance poses the most serious threat, totaled $7.3 billion worldwide during this period.

        FUNGAL INFECTIONS

        Systemic fungal infections are becoming an increasing medical problem, especially among patients whose immune systems are compromised due to cancer chemotherapy, transplantation or AIDS. Despite the limitations of existing therapeutics, systemic antifungal agents generated worldwide sales of approximately $2.3 billion in 1997, according to IMS International. The two major classes of clinically important systemic antifungal agents utilize essentially only two targets: ergosterol (membrane) and cell wall biosynthesis. Amphotericin B, while fungicidal, has toxicity limitations in many patients. In contrast, the azole class of compounds is limited by suboptimal efficacy in the treatment of deep-seated fungal infections in immunocompromised patients, due to its fungistatic mode-of-action and emerging drug resistance.

        VIRAL INFECTIONS

        Viral infections are also a major medical problem. The World Health Organization estimates that over 8 million people have been afflicted with AIDS and that over 25 million people are currently infected with HIV. It has been estimated that over 300 million people are carriers of the Hepatitis B virus, an infection that results in progressive liver damage, cirrhosis and liver cancer. An estimated 60 million people are infected with Hepatitis C, a viral infection with similarities to both HIV and Hepatitis B. In addition, viruses are responsible for the flu and many colds, which while generally less serious from a health perspective, are widely prevalent. According to IMS International, worldwide sales in 1997 of antiviral therapeutics, excluding vaccines, were $3.4 billion which represented a 33% increase from 1996.

        ANTIBIOTIC RESISTANCE PROBLEMS

        One of the key contributors to the increase in mortality and morbidity due to bacterial infections is the increasing prevalence of drug-resistant bacteria. Evidence of bacterial resistance to penicillin was first seen in the 1940s shortly after its introduction. Methicillin and subsequent second-generation penicillins were developed to overcome these penicillin-resistant organisms, but resistance to methicillin in turn began to occur in the 1970s shortly after its release, and has continued to increase. Similar resistance problems are now seen with a number of clinically important bacteria targeted by the Company's initial products, including staphylococci, enterococci, pseudomonas and pneumococci. Strains of these bacteria have become resistant to all but a few antibiotics. According to estimates based on CDC data, these four groups of bacteria are responsible for 44% of all hospital-acquired infections and for 63% of hospital-acquired blood stream infections in the United States.

        A number of factors are believed to contribute to the increased rate of bacterial drug resistance: (i) physician reliance on broad-spectrum antibiotics for empiric treatment of an infection before it is definitively diagnosed; (ii) repeated exposure of bacteria to long-term antibiotic therapy, providing a competitive advantage to bacteria harboring drug resistance; (iii) the increasing number of immunosuppressed patients (from cancer chemotherapy, AIDS and organ transplantation); (iv) the growing number of institutionalized, often elderly, patients receiving multiple courses of antibiotics; (v) the increased frequency of invasive medical procedures; and (vi) societal and technological changes, including air travel, that accelerate the spread of drug-resistant bacteria.

        One example of the seriousness of antibiotic resistance is methicillin-resistant staphylococci ("MRS"), which has become resistant to virtually all currently used antibiotics, except vancomycin. The heavy use of vancomycin to treat MRS infections has probably in turn contributed to the emergence of new strains of enterococci, the third most prevalent cause of bacterial infection in hospitals in the United States, which are resistant to vancomycin. Infections caused by these vancomycin-resistant enterococci ("VRE") frequently do not respond to any current therapies, and in many cases prove fatal. The transfer of vancomycin resistance from enterococci to staphylococci has been demonstrated experimentally. If vancomycin resistance is transferred in the clinical setting by VRE to staphylococci, the leading cause of hospital-acquired bacterial infections, no effective antibiotic therapy will remain to treat MRS infections. The first report of vancomycin intermediate resistant Staphylococcus aureus in a clinical setting occurred in 1997 in Japan, followed by subsequent reports of strains with decreased susceptibility in patients in Michigan and New Jersey; although caused by a different mechanism-of-action than occurs in VRE, the Company believes that these reports are suggestive of future resistance problems.

        As a result of increasing bacterial resistance to existing antibiotics, numerous clinical infections occur that resist first-line therapy. When bacteria develop resistance to established first-line antibiotics, it is often necessary to use a combination of two drugs, or multiple antibiotic therapy of three or more drugs, to treat these resistant infections. Such combination or multiple antibiotic therapy is generally more costly and potentially more toxic to the patient due to additive and sometimes synergistic side effects. The table below outlines some of the major problematic drug-resistant bacteria, the classes of antibiotics to which they already show clinically significant levels of resistance, and the remaining recommended treatments:

        ---------------------------------------------------------------
                     PROBLEMATIC DRUG-RESISTANT BACTERIA
                               Clinically
                               Significant
                               Resistance        Remaining
        Bacteria               Problems          Recommended Treatment
        ---------------------------------------------------------------
          Staphylococcus sp.   Beta-lactams      Vancomycin
                               Fluoroquinolones  Combination Therapy
                               Aminoglycosides
                               Macrolides
        ---------------------------------------------------------------
          Enterococcus sp.     Beta-lactams      Multiple Antibiotic
                               Aminoglycosides   Therapy
                               Glycopeptides
        ---------------------------------------------------------------
          Pseudomonas          Beta-lactams      Combination Therapy
          aeruginosa           Fluoroquinolones
                               Aminoglycosides
        ---------------------------------------------------------------
          Streptococcus        Beta-lactams      Cephalosporin or
          pneumoniae           Macrolides        Carbapenem
                               Tetracyclines     Vancomycin
                                                 Fluoroquinolones
        ---------------------------------------------------------------

STRATEGY

        The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) there are significant unmet clinical needs caused by growing bacterial resistance problems that require new antibacterial therapies and (ii) the preclinical and clinical development process for antibiotics typically follows an efficient and well-defined path to the market, with early testing generally predictive of later stage results. The Company believes these factors will lead to shorter overall development timelines and higher approval rates for its products than for products in most other therapeutic categories. Microcide's strategy is to focus near-term preclinical research activities on drug resistance mechanisms and to conduct longer-term drug discovery using novel antibacterial targets identified through its Targeted Genomics programs. In addition, the Company has extended its genetic discovery technology platform beyond bacteria to include fungi and viruses. The Company's strategy is comprised of the following five key elements:

        Develop Novel Antibiotics by Targeting Drug Resistance Mechanisms. Microcide's near-term research programs focus on rapidly identifying and optimizing proprietary compounds that are effective against problematic antibiotic-resistant bacteria, notably MRS, VRE, beta-lactam-resistant pneumococci and quinolone-resistant pseudomonas. Since antibiotic resistance problems are often due to a single defined pathway, the Company believes that targeting those pathways will enable it to rapidly develop novel antibiotics tailored to specific resistant bacteria, as well as to develop antibiotic potentiators that overcome resistance mechanisms and restore the usefulness of established antibiotics that have been rendered ineffective. The Company's Gram-Positive, Bacterial Efflux Pump, Bacterial Cell Wall and Fungal Efflux Pump programs are focused in this area.

        Accelerate the Discovery of New Antibiotic Classes through Targeted Genomics. Microcide has developed a technology platform which utilizes bacterial genetics to discover the genes which are essential for a bacterium's in vitro survival. Microcide is utilizing these essential bacterial genes discovered in its Bacterial Essential Genes Program as the basis for identifying and characterizing novel antibiotic targets. The Company has developed an innovative methodology for parallel high-throughput screening of these targets against molecular diversity libraries to identify a large number of active lead compounds. The Company believes that this genetics technology platform will enable it to rapidly identify drug candidates within new classes of antibiotics.

        Extend Targeted Genomics to Additional Gene Targets and Other Important Infectious Pathogens. Microcide has extended its molecular genetics technologies in targeted genomics to identify and characterize genes that are critical to bacterial growth or virulence in vivo. The Company believes that inhibitors of such targets have not been previously systematically sought in antibiotic discovery programs, and that its Bacterial Pathogenesis program utilizes novel methods to discover inhibitors of bacterial pathogenesis genes for development as new treatment approaches for bacterial disease. Microcide's Fungal Genomics program seeks to identify essential fungal gene targets which are functionally conserved among pathogens and distinct from human genes, and then utilize these genes simultaneously for antifungal drug discovery in its proprietary multichannel screening system. Through a collaboration with Iconix, the Company seeks to apply Surrogate Genetics to screen against a number of viral disease targets in the search for novel inhibitors.

        Enhance Research and Development and Reduce Capital Requirements through Collaborative Agreements. The Company has entered into collaborations with three major pharmaceutical companies to develop its initial products. Such collaborations are expected to provide Microcide with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. By utilizing the resources of its collaborators, Microcide expects to lower its capital requirements and reduce the time needed to commercialize its products worldwide. Microcide is developing certain defined joint technologies in collaboration with Iconix, an arrangement which it believes will enhance the development of these technologies as compared to working alone and will do so in a more cost effective manner than if independently pursued.

        Retain the Ability to Independently Develop and Market Certain Products. Microcide's longer-term development strategy is to continue to utilize strategic collaborations selectively to complement internal efforts. Microcide plans to retain certain rights to products resulting from its unpartnered programs, including the Company's Bacterial Pathogenesis, Bacterial Cell Wall, Fungal Genomics and Fungal Efflux Pump programs, and to enter into collaborative relationships at later stages of product development and where appropriate for distribution and commercialization.

MICROCIDE'S RESEARCH PROGRAMS

        Microcide's research programs employ an interdisciplinary approach that incorporates several drug discovery and research technologies, including targeted genomics, synthetic and natural product diversity, high-throughput and multi-channel screening, combinatorial and medicinal chemistry, computer-assisted drug design and bioinformatics. The Company believes that its interdisciplinary approach more effectively utilizes a broader range of novel microbial targets for new compound discovery than traditional biochemical approaches. Microcide believes that drug resistance genes, essential genes and pathogenisis genes can be developed into screens for selective inhibitors and that these methods can be widely employed in the lead discovery process. Access to molecular diversity libraries for screening targets is critical to drug discovery. In some instances, the Company's collaborative partners are providing molecular diversity libraries to support the screening process. However, the Company has also established a stand-alone molecular diversity capability for its programs, and has built libraries of structurally distinct synthetic compounds and natural product extracts for this purpose. The Company's natural products program provides access to broad-based molecular diversity not possible to achieve by synthetic compound libraries alone. The Company believes that both of its libraries contain significant structural diversity. More than 250,000 molecular diversity samples were available for high-throughput screening at the end of 1997. The structural diversity of the library and the molecular diversity needs of Microcide's programs will be monitored, and the Company expects that strategic supplementation of these diversity libraries will occur in 1998 and beyond.

        The Company's discovery and preclinical research activities center on two themes: Targeted Antibiotics and Targeted Genomics. The Company's Targeted Antibiotics programs focus on overcoming bacterial drug resistance, either by interfering with resistance pathways to potentiate existing antibiotics, or by developing novel lead compounds which avoid such resistance pathways. The

Company's Targeted Genomics programs utilize bacterial genetics and genomics approaches to discover inhibitors of novel drug targets for further development as effective antibiotics or anti-pathogenesis therapeutics. In addition, this approach is being utilized with fungal pathogens to discover small molecule systemic antifungal agents.

                             MICROCIDE'S RESEARCH PROGRAMS

     ---------------------------------------------------------------------------------------

                                                                    CURRENT
           PROGRAM                 PROGRAM GOAL                    STAGE (1)    PARTNER
     ---------------------------------------------------------------------------------------
                                 TARGETED ANTIBIOTICS
     ---------------------------------------------------------------------------------------
     Gram-Positive Program

       Novel                  Antibiotics for treatment of        Pre-Clinical    J&J
       Beta-lactams           Gram-positive bacteria              Candidate
                              including resistant
                              strains (MRS, VRE and
                              beta-lactam-resistant
                              Streptococcus pneumoniae)
     ---------------------------------------------------------------------------------------
       Antibiotic             Potentiators which restore          Drug Design     J&J
       Potentiators           efficacy to existing classes of
                              antibiotics through inhibition
                              of resistance mechanisms
     ---------------------------------------------------------------------------------------
       Signal                 Adjunct to existing antibiotics     Screening       J&J
       Transduction           for treatment of
                              resistant and susceptible
                              staphylococci
     ---------------------------------------------------------------------------------------
     Bacterial Efflux         Potentiators for use with           Drug Design     Daiichi
     Pump Program             existing quinolones against
                              resistant Gram-negative
                              bacteria, including Pseudomonas
                              aeruginosa
     ---------------------------------------------------------------------------------------
     Bacterial Cell
     Wall Program
       First Generation Narrow-spectrum antibiotics               Drug Design     Internal
     ---------------------------------------------------------------------------------------
       Second Generation Broad-spectrum antibiotics               Drug Design     Internal
     ---------------------------------------------------------------------------------------
     Fungal Efflux Pump       Potentiators to improve the         Screening       Internal
     Program                  efficacy of existing and new
                              agents against fungal
                              pathogens, including Candida
                              albicans
     ---------------------------------------------------------------------------------------
     ---------------------------------------------------------------------------------------
                                  TARGETED GENOMICS
     ---------------------------------------------------------------------------------------
     Bacterial                Novel classes of broad- and         Screening       Pfizer
     Essential Genes          narrow-spectrum antibiotics
     Program
     ---------------------------------------------------------------------------------------
     Bacterial                Novel anti-virulence or             Gene            Internal
     Pathogenesis             anti-pathogenesis bacterial         Identification
     Program                  therapeutics
     ---------------------------------------------------------------------------------------
     Fungal Genomics          Novel systemic antifungal agents    Gene            Internal
     Program                                                      Identification/
                                                                  Screening
     ---------------------------------------------------------------------------------------
     Viral Genomics           Novel antiviral therapeutics        Gene            Iconix
     Program                  for HCV, CMV, Human Papilloma       Identification/
                              Virus and others                    Screening
     ---------------------------------------------------------------------------------------

-----------

(1) The Company's preclinical research programs generally consist of the following stages, the goals of which are:

    "Gene Identification" -- development and implementation of methods to identify appropriate gene targets to be used in screening.

    "Screening" -- development and implementation of assay technologies to identify selective target inhibitors ("leads").

    "Leads Identified" -- identification of lead compounds whose in vitro and in vivo characteristics are sufficient to evaluate in biochemical, microbiological, pharmacological and toxicological tests for entry into drug design programs.

    "Drug Design" -- definition of structure-activity relationships of selected compounds and optimization of such compounds through medicinal chemistry efforts.

    "Candidate Selection" -- scale-up and evaluation of optimized leads in key efficacy, toxicological and pharmacological tests in advance of selection as pre-clinical development candidates.

    "Pre-clinical Candidate" -- the extensive preclinical investigation, including pharmaceutical characterization, product formulation, process scale-up for manufacturing, and animal safety and tolerability studies, all of which are requisite to entering into human clinical trials.

TARGETED ANTIBIOTICS

        Microcide's Targeted Antibiotics programs involve two approaches: (i) the development of novel antibiotic potentiators which overcome bacterial resistance by interfering with resistance mechanisms to potentiate existing antibiotics, and (ii) the development of novel antibiotic compounds which avoid such resistance mechanisms. The Company's Targeted Antibiotics programs include the Gram-Positive, Bacterial Efflux Pump, Bacterial Cell Wall and Fungal Efflux Pump programs.

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

        The Gram-Positive program is being conducted in collaboration with J&J and consists of the following major areas: (i) discovery of beta-lactam antibiotics with specific efficacy against resistant Gram-positive bacteria;
(ii) discovery of novel antibiotic potentiators of existing beta-lactams or vancomycin for use against MRS and VRE, respectively; and (iii) discovery of inhibitors of signal transduction in bacteria. Among these efforts, the beta-lactam program is receiving the most resources and is at the most advanced stage.

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

        Microcide's beta-lactam program seeks initially to develop a novel beta-lactam antibiotic which is beta-lactamase-stable and inhibits PBPs, including PBP2a, thereby gaining efficacy against MRS. Compounds emerging from the Company's beta-lactam program are expected to be active against staphylococci, including MRS, enterococci, including VRE, and possibly other Gram-positive bacteria. The Company has prepared hundreds of new synthetic analogs and has made advances in drug design, resulting in several leads with desirable in vitro potency, in vivo efficacy, favorable pharmacokinetics and solubility, and low toxicity.

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

        The Company, in collaboration with J&J, selected an initial beta-lactam drug candidate for pre-clinical development in October, 1996. This compound is currently undergoing pharmaceutical characterization, product formulation and process scale-up for manufacturing of sufficient bulk drug substance to conduct requisite animal safety and tolerability studies and to complete Phase I clinical trials. The Company expects to complete all pre-clinical activities and to enter into human clinical trials in 1998. However, there can be no assurance that clinical trials will begin by such date, or ever. The Company has filed patent applications in the United States and elsewhere on ten series of lead structures discovered in this program, and five patents out of these series have issued in the United States.

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

        Potentiators resulting from this program may be developed for use with oral or parenteral antibiotics, with the goal of creating a combination product which either targets a specific resistance problem (for example, in combination with an anti-staphylococcal penicillin) or alternatively provides broad-spectrum empiric coverage (such as in combination with imipenem). The Company believes that the clinical adoption of such potential products could be similar to that of vancomycin as a potentiator of beta-lactams against staphylococcal infections.

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

        Microcide is initially focused on specific signal-transduction systems in staphylococci. The Company has developed screening and lead evaluation technologies and has identified compounds which block these control systems. These compounds are currently undergoing biochemical and microbiological testing in vitro.

        The Company believes that products resulting from this program could either serve as stand-alone bactericidal agents, or could represent a new therapeutic approach, as anti-pathogenesis or anti-virulence agents. Potential initial products will be targeted at Gram-positive bacteria, and are expected to be used independently or in combination with antibiotics to enhance their antibacterial efficacy in particularly difficult-to-treat clinical situations, such as deep-seated soft tissue infections, endocarditis, osteomyelitis and meningitis.

        The Company has filed patent applications in the United States and elsewhere covering screening technologies utilized in this program.

        BACTERIAL EFFLUX PUMP PROGRAM

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

        The Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could increase the susceptibility of Gram-negative bacteria like pseudomonas to such antibiotics and could increase the activity of such antibiotics against bacteria expressing efflux pump-mediated drug resistance ("EMDR"). The Company has established a genetics and molecular biology program which focuses on bacterial efflux systems, and has developed novel screening and lead evaluation technologies which have resulted in the discovery of lead compounds with the desired potency, specificity for bacterial efflux pumps, and low toxicity in mammalian cells. Drug design efforts are being pursued to identify metabolically stable and pharmacologically suitable efflux pump inhibitors for selection as pre-clinical development candidates. The Company expects that any products resulting from this effort will be combined with Daiichi's oral and parenteral quinolone antibiotics to increase their effectiveness against Gram-negative bacteria and to overcome
EMDR in pseudomonas and other bacteria. The Company believes that the clinical adoption of such antibiotic/inhibitor combinations could be similar to that of Daiichi's levofloxacin and other quinolones. Furthermore, the Company believes that such inhibitors could be combined with other antibiotics against EMDR resistance.

        The Company, in collaboration with Daiichi, is designing compounds based on efflux pump inhibitor leads and expects to select its first product candidate from this program in 1998 for subsequent pre-clinical development. However, there can be no assurance that such selection will occur by such date, or ever. The Company has filed two patent applications in the United States and elsewhere related to the lead structures originating from this program and is preparing patent applications relating to other series of lead structures.

        FUNGAL EFFLUX PUMP PROGRAM

        The azoles (inhibitors of the ergosterol-biosynthesis pathway) are currently the most widely used agents in the treatment of fungal diseases. Among the azoles, fluconazole is the most extensively used antifungal agent, but there are increasing reports of therapy failures including fluconazole due to resistance emergence. Recently, multi-drug efflux pumps have been implicated in Candida resistance in clinical settings to fluconazole (and other azoles). As with bacterial efflux, intrinsic resistance to fluconazole, such as found in Aspergillus, may arise from naturally occurring multi-drug efflux pumps. Therefore, similar to its approach with regard to bacteria, the Company believes that by inhibiting the activity of efflux pumps in fungal pathogens, it may be possible to achieve a significant decrease of both intrinsic and acquired resistance, thereby extending the useful life of existing agents, broadening the antifungal spectrum of existing agents, or allowing newer agents to be efficacious.

        Microcide has established a genetic potentiation assay against which the Company's synthetic and natural product libraries are being tested in the search for small molecule inhibitors.


        BACTERIAL CELL WALL PROGRAM

        In addition to PBPs, certain other enzymes involved in bacterial cell wall biosynthesis represent attractive targets for antibiotic development. Many inhibitors of this process, which is essential and unique to bacteria, have been identified. However, relatively few of these inhibitors have been developed into clinically usable antibiotics. Microcide's Bacterial Cell Wall program is based on: (i) a chemistry effort around a natural product lead which shows potent activity against Pseudomonas aeruginosa and certain other bacteria, and which is well tolerated and non-toxic in animal studies, and (ii) a screening effort against the particular enzyme which is the target of this natural product lead. No agents which act against this target are currently on the market, and therefore the products discovered from this program are not expected to be subject to existing resistance mechanisms.

        Toward the end of 1997, Microcide defined the stereochemistry of the original natural product lead, and synthesized a core structure having the expected biological activity. In 1998, the Company intends to employ combinatorial chemistry methods to modify this synthetic core, in the search for a compound having a clinically useful profile. It is expected that a first generation agent to emerge from this program may show a narrow spectrum of activity. If successful in this effort, the Company would continue to produce analogs in the search for second generation antibiotics with an expanded spectrum. However, there can be no assurance that either such agent can be identified or developed. If chemistry efforts based on this lead series are not successful, the Company will be dependent on new leads emerging from the screening program, and there can be no assurance that such leads will be identified.

        The Company has retained all rights to this program and is self-funding it. The Company has submitted a patent application in the United States on a series of natural product structures and is preparing a patent application in the United States related to another series of lead structures originating from this program.

TARGETED GENOMICS

        Microcide believes that it has developed a unique approach to anti-infective research using microbial genetics as a foundation for drug discovery. The Company believes that this approach will yield a large number of relevant novel drug targets that in turn are expected to lead to the development of new classes of antimicrobials. The Company's strategy is to target its gene discovery efforts to the pharmaceutically relevant portion of bacterial and fungal genomes, by identifying genes that are essential to a pathogen's viability in vitro (the Bacterial Essential Genes program) or to bacterial pathogenicity in vivo (the Bacterial Pathogenesis program). These target genes, once identified, are incorporated into the Company's high-throughput screening systems to identify compounds for further development. The Company has applied its targeted genomics approach to bacterial and fungal cellular systems, and more recently has begun to apply it to viruses through its collaboration with Iconix. The Company believes that this approach offers significant advantages over traditional pharmaceutical company approaches, as well as the more recent genomic sequencing approaches.

        Traditional approaches to antibiotic drug discovery have centered on biochemically defined targets. In such approaches, screening assays are developed based on selectively chosen enzyme or receptor targets. Appropriately designed assays can be highly effective but have several significant drawbacks. First, such an approach is limited in its application since it requires pre-existing data with respect to the function or mechanism of an identified target, and only identifies inhibitors of that specific target. Since many targets lack such information, the range of targets that can be employed to find inhibitors is limited. Second, such target-specific assays have relatively long set-up times and high costs. Third, these techniques often employ an extracellular biochemical approach which may identify compounds that are excellent inhibitors of essential biochemical enzymes, but subsequently prove not to be good antibiotic candidates because sufficient concentrations within the bacterium are not achieved at the target site, or for other reasons.

        Drug discovery efforts have recently employed whole-genome sequencing approaches to antibiotic target identification. Although such approaches reveal all of the genetic information in a bacterium, the Company believes that only an estimated 5% to 10% of the total bacterial genetic material encodes proteins that are pharmaceutically relevant as drug targets. Genome sequencing approaches can only address gene function through sequence analysis and comparison, and do not adequately address the issue of the relevance of a particular gene as a drug target. Thus, while numerous microbial genomes have been completely or partially sequenced, considerable research will be necessary to identify the pharmaceutically relevant target genes from this information, and to develop screens for potential inhibitors. Such screens will then face many of the same limitations as traditional screening approaches.

        BACTERIAL ESSENTIAL GENES PROGRAM

        In contrast, Microcide's Bacterial Essential Genes Program utilizes a targeted genomics approach to discover the pharmaceutically relevant genes present in bacterial genomes, and focuses on several important and diverse pathogenic bacteria. The Company has created unique molecular tools and approaches in bacterial molecular genetics, which allow it to create and use gene mutants to quickly and directly clone essential bacterial genes. These same mutants are then used to characterize and prioritize drug targets. This targeted genomics approach accelerates the entire discovery process by focusing on the functionally important portions of the genome and thereby bypasses the task of sequencing and characterizing irrelevant portions of the genome.

        As of the end of 1997, Microcide has identified over 100 of the estimated 150 to 200 essential genes in its bacterial genomic systems. Because essential genes are generally common among different bacteria, the Company believes that a number of the drug targets identified to date could lead to the discovery of new classes of broad-spectrum antibiotics. The Company has filed patent applications covering approximately 82 essential genes and related screening methods in the United States.

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

  [GRAPHIC SHOWING THE COMPANY'S TARGETED GENOMIC APPROACH AND MULTI-CHANNEL
                              SCREENING PROCESS]

        The Company's multi-channel screening method has the following benefits:
(i) it is broadly applicable to all of the pharmaceutically relevant essential genes identified; (ii) it identifies compounds that can enter cells and effect inhibitory action, given its whole-cell based nature; (iii) it utilizes more sensitive assays than traditional whole-cell screens, allowing for the identification of a broader range of potential drug candidates; and (iv) it can be applied even before the novel genes or biochemical targets are fully characterized. The database created by the Company's Bacterial Essential Genes program is expected to grow in information content and ability to discriminate among compounds as each new gene or compound is evaluated and added to the database. The Company believes this database represents a significant competitive advantage in antibiotic discovery and development.

        The Company, in collaboration with Pfizer, has implemented its essential gene and multi-channel screening systems to discover and develop multiple new antibiotic drug classes. In addition, Microcide and Pfizer have selected a number of essential gene targets of high interest for biochemical screening. The molecular diversity libraries of the Company and Pfizer will be selectively applied to these screening efforts. Potential products resulting from the drug design efforts of this program are expected to constitute new classes of broad-spectrum antibiotics. The Company believes that the clinical adoption of such compounds could be similar to that of clarithromycin, ciprofloxacin or imipenem. In addition to patent applications covering essential genes, the Company has filed patent applications covering its multi-channel screening technology in the United States and elsewhere.

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

        Microcide's Pathogenesis program focuses on the genetic determinants underlying bacterial pathogenicity and virulence. The genetic basis of bacterial pathogenicity is largely unknown and unexplored for drug targeting. The Company is developing novel molecular and genetic methods to identify pathogenesis gene targets in vitro and in animal models, and to genetically assess the effect of target inhibition in vivo. These methods are being employed to create a library of such genes for drug discovery research. As of the end of 1997, the Company has identified 120 pathogenesis gene mutants. These mutants are being characterized in vitro and in animal systems for selection of key targets for drug discovery. In addition, specific screens are being devised and implemented to identify inhibitors of the most attractive pathogenesis gene targets. Inhibition of genetic processes underlying pathogenesis is expected to constitute a novel approach to the treatment of bacterial disease, and potentially offer therapeutic advantages over traditional antibiotic therapy.

        The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering methods for discovery and characterization of pathogenesis genes.

        FUNGAL GENOMICS PROGRAM

        Microcide's Fungal Genomics Program seeks to identify essential fungal gene targets which are functionally conserved among pathogens and distinct from human genes. To date, a library of over 1100 mutants has been constructed. A subset of these mutants, representing pharmaceutically relevant targets, has been incorporated into drug discovery screens. Initial screening efforts are focusing on sets of approximately 20 genes within each of two genetic systems essential for fungal growth and survival. The Company intends to continue to expand its gene mutant set in order to screen against an even larger number of pharmaceutically relevant targets. The Fungal Genomics Program is expected to be the first program to employ the Company's multiplexing screening technology which is designed to perform multiple cell based assays in a single pool, thereby achieving a 10-100 fold increase in throughput relative to conventional high throughput screening techniques; this multiplex screening technology is under development at the Company and there is no assurance that such technology will be successfully completed.

        The Company has retained all rights to this program and is self-funding it. The Company has filed a patent application in the United States covering its multiplex screening technology.

        VIRAL GENOMICS PROGRAM

        Based upon the size of the antiviral therapeutics market, and Microcide's experience in applying its genetic techniques to bacteria and fungi, the Company has elected to pursue a genetics-based program against viral pathogens. The Company believes that enhancements to its existing technologies are necessary for a productive viral genomics effort, and Microcide is collaborating with Iconix in pursuing this new research and development initiative.

        The Viral Genomics Program will make extensive use of Iconix's Surrogate Genetics technology whereby Iconix plans to create high-throughput genetic screens for validated and potential antiviral targets from relevant human viral pathogens. Such pathogens are expected to include Cytomegalovirus (CMV), Epstein-Barr Virus (EBV), Flavovirus, Hepatitis B (HBV), Hepatitis C (HCV), Herpes Simplex (HSV), Human Immunodeficiency Virus (HIV), Human Papilloma Virus
(HPV), Influenza, Picornavirus (Rhinovirus), Respiratory Syncytial Virus (RSV) and Varicella-zoster (VZV). Screens against several targets in two of these pathogens have been established and pilot screening has begun. Additional assays are under development.

COLLABORATIVE AGREEMENTS

        The Company's strategy is to enter into collaborations with major pharmaceutical companies to develop its initial products. Such collaborations are expected to provide the Company with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. To date the Company has entered into Collaborative Agreements with three major pharmaceutical companies: J&J with regard to the Gram-Positive program; Daiichi with regard to the Bacterial Efflux Pump program; and Pfizer with regard to the Bacterial Essential Genes program. The Company has certain rights to co-promote in North America products developed pursuant to these collaborations.

        In addition, the Company has entered into a series of agreements with Iconix Pharmaceuticals, a company which it formed in January 1998. These agreements include a Core Technology and License Agreement, an Antiviral and Surrogate Genetics Research Collaboration, and a Support Services Agreement.

        J&J -- GRAM-POSITIVE PROGRAM

        In October 1995, Microcide and J&J entered into agreements (the "J&J Agreements") pursuant to which they agreed to collaborate to discover and develop certain antibiotics and antibiotic potentiators targeted at Gram-positive bacteria. The term of the J&J Agreements is three years, subject to J&J's right to earlier terminate the J&J Agreements on six months prior written notice, and with J&J having an option to extend the term for an additional one-year period. J&J has made a $3.0 million up-front license payment to the Company and an affiliate of J&J has made a $5.0 million equity investment in the Company. J&J is obligated to provide the Company with up to $3.5 million per year in research support payments throughout the term of the J&J Agreements. Microcide may also receive from J&J milestone payments of up to $16.5 million for the first product and up to $15.5 million for each subsequent product upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The first milestone payment of $1 million was received in October 1996 upon the selection of a beta-lactam pre-clinical development candidate. The J&J Agreements provide J&J with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by J&J, provided that Microcide has the right to undertake certain co-promotion activity in North America subject to J&J's approval. There can be no assurance that any potential products will be discovered during the collaboration or that, if discovered, J&J will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the J&J Agreements will be made. See "Targeted Antibiotics -- Gram-Positive Program."

        DAIICHI -- EFFLUX PUMP PROGRAM

        In November 1995, Microcide and Daiichi entered into an agreement (the "Daiichi Agreement") pursuant to which they agreed to collaborate to discover and develop antibiotics and antibiotic potentiators, acting through inhibition of the efflux pump mechanism, primarily targeted at pseudomonas. The term of the research program under the Daiichi Agreement is two years and nine months commencing as of July 1, 1995 subject to Daiichi's right to earlier terminate the research program under the Daiichi Agreement after July 1, 1997 upon six months prior notice, and with Daiichi having an option to extend the term of the research program under the Daiichi Agreement for an additional six months or one year. Daiichi has notified Microcide of its intention to exercise its option to extend the collaboration for an additional year (through March 31, 1999). Daiichi is obligated to provide research support funding to Microcide of $3.0 million for the first nine months and up to $3.5 million for each subsequent year during the term of the research program. Daiichi has the right to enter into a license agreement (the "Daiichi License Agreement") for exclusive worldwide rights to products developed during the collaboration. Pursuant to the Daiichi License Agreement, Microcide is entitled to receive from Daiichi milestone payments of up to $13.0 million for each product developed during the collaboration upon the achievement of certain drug development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Daiichi subject to Microcide's right to co-promote such drugs in North America, for which Microcide shall receive reasonable compensation. There can be no assurance that any potential products will be discovered during the collaboration or that, if discovered, Daiichi will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Daiichi License Agreement will be made. See "Targeted Antibiotics -- Bacterial Efflux Pump Program."

        PFIZER -- BACTERIAL ESSENTIAL GENES PROGRAM

        In March 1996, Microcide and Pfizer entered into agreements (the
"Pfizer Agreements") pursuant to which they agreed to collaborate to implement genetics-based screening technology to identify and subsequently develop antibacterial products. The term of the Pfizer Agreements is five years, subject to Pfizer's right to earlier terminate after February 1999 with six months prior written notice. Pfizer has made a $1.0 million up-front license payment to the Company and a $5.0 million equity investment in the Company. Pfizer is obligated to provide Microcide with up to $4.2 million per year in research support payments during the term of the Pfizer Agreements. Microcide may also receive from Pfizer milestone payments of up to $32.5 million for each product developed during the collaboration upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The first milestone payment of $1.0 million was received in February 1997 upon the identification, characterization and sequencing of a specific number of essential genes. The Pfizer Agreements provide Pfizer with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to Microcide's right to co-promote such products in North America. There can be no assurance that any potential products will be discovered during the collaboration or that if discovered, Pfizer will elect to proceed with the development of such potential product. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Pfizer Agreements will be made. See "Targeted Genomics -- Bacterial Essential Genes Program."

        Under the Company's Collaborative Agreements, which cover three of the Company's programs, each of J&J, Daiichi and Pfizer is responsible for (i) selecting compounds discovered in its collaboration with the Company for subsequent development, (ii) conducting preclinical testing, clinical trials and obtaining required regulatory approvals of such drug candidates, and (iii) manufacturing and commercializing resulting drugs. As a result, the Company's receipt of revenues (whether in the form of continued research funding, product development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the decisions made and activities undertaken by its collaborative partners and upon the development, manufacturing and marketing resources of its collaborative partners. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company is not within the Company's control.

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

        The Company is dependent on its collaborative partners to fund a substantial portion of its activities over the next several years. However, J&J can terminate its collaboration with the Company at any time upon six months' prior written notice, Daiichi can terminate its collaboration with the Company at any time after July 1, 1997 upon six months' prior written notice, and Pfizer can terminate its collaboration with the Company at any time after February, 1999 upon six months' prior written notice. If any of the Company's collaborative partners terminates or breaches its Collaborative Agreement with the Company, or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable Collaborative Agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected. Further, there can be no assurance that the Company's collaborations with J&J, Daiichi and Pfizer will be successful. Nor can there be any assurance that the Company will be able to enter into acceptable collaborative or licensing arrangements with other pharmaceutical companies in the future, or that, if negotiated, such arrangements would be successful.

        The Company intends to rely on its major pharmaceutical partners for the manufacturing and marketing of any products which result from such collaborations. In addition, as part of its business strategy, the Company plans to retain rights to certain research programs not currently covered by the Collaborative Agreements for internal product development. Outside North America, the Company anticipates entering into collaborations with third parties for distribution and commercialization of any products developed internally by the Company. There can be no assurance that the Company will be able either to successfully commercialize any internally developed products in North America itself or to enter into any such collaborations for distribution and commercialization of such products outside North America on acceptable terms, if at all.

        ICONIX

        In January 1998, Microcide formed Iconix, a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors. After giving effect to the investment and including the initial stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 35% of the pro forma fully diluted outstanding equity of Iconix. In connection with this transaction, Microcide and Iconix entered into a series of agreements covering the transfer of certain technologies from Microcide to Iconix, joint technology development in core drug discovery areas, an antiviral drug discovery and development program, and support services to be provided by Microcide to Iconix for the next three years.

        Through the Core Technology Development and License Agreement, Microcide and Iconix expect to work together over the next three years to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. Through the Antiviral and Surrogate Genetics Research Collaboration, Iconix plans to apply Surrogate Genetics to a number of viral disease targets in the search for novel inhibitors. Microcide is obligated to provide Iconix with research support payments of up to $6.1 million over the three years of the collaboration which is extendible at Microcide's option for two additional one-year periods. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales. Pursuant to the Support Services Agreement, Microcide will provide Iconix with facilities and various business support services for which Microcide will be reimbursed.

MANUFACTURING AND MARKETING

        The Company does not have any expertise in the manufacture of commercial quantities of drugs, and its current facilities and staff are inadequate for the commercial production or distribution of drugs. The Company intends to rely on its major pharmaceutical partners for the manufacturing, marketing and sale of any products which result from such collaborations. The Company will be required to contract with third parties for the manufacture of other products or to acquire or build production facilities before it can manufacture any such products itself. There can be no assurance that the Company will be able to enter into such contractual manufacturing arrangements with third parties on acceptable terms, if at all, or acquire or build such production facilities itself. To date the Company has no experience with sales, marketing or distribution. Consequently, in order to market any of its products, the Company will be required to develop marketing and sales capabilities, either on its own or in conjunction with others. There can be no assurance that the Company will be able to develop any of these capabilities.

        There can be no assurance that any products successfully developed by the Company or its collaborative partners, if approved for marketing, will achieve market acceptance. The antimicrobial products which the Company is attempting to develop will compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by the Company will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates, their potential advantage over existing treatment methods, and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients or the medical community in general will accept and utilize any products that may be developed by the Company or its collaborative partners.

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

        Protection of the Company's proprietary compounds and technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technology by filing patent applications in the United States and other countries. The Company has filed approximately 53 patent applications in the United States, in addition to applications filed in other countries, covering its inventions. As of the end of 1997, the Company had been issued 5 patents in the United States.

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

        The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing techological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

        As is commonplace in the biotechnology industry, the Company employs individuals who were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors of the Company. To the extent such Company employees are involved in research areas at the Company which are similar to those areas in which they were involved at their former employer, the Company may be subject to claims that such employees and/or the Company have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management, and which may have a material adverse effect on the Company, even if the Company were successful in defending such claims.

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

GOVERNMENT REGULATION

        The development, manufacture and marketing of drugs developed by the Company or its collaborative partners are subject to regulation by numerous governmental agencies in the United States and in other countries. The United States Food and Drug Administration ("FDA") and comparable Regulatory Agencies in other countries impose mandatory procedures and standards for the conduct of certain preclinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take a number of years and involve the expenditure of substantial resources.

        Any compound developed by the Company or its collaborative partners must receive Regulatory Agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes preclinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. The steps required by the FDA before new drugs may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (an "IND"); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a new drug application (an "NDA"); and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

        In the United States, preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in preclinical testing must comply with FDA regulations regarding Good Laboratory Practices. Preclinical testing results are submitted to the FDA as part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials.

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

        Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all physician labeling. The results of the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for approval of the marketing and shipment of the drug.

        Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or the period of review of any application for Regulatory Agency approval for a compound. Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by the Company or its collaborative partners, impose costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties. There can be no assurance that, even after such time and expenditures, Regulatory Agency approvals will be obtained for any compounds developed by or in collaboration with the Company. Moreover, if Regulatory Agency approval for a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for any such drug. Furthermore, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. In addition, Regulatory Agency approval of prices is required in many countries and may be required for the marketing of any drug developed by the Company or its collaborative partners in such countries.

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

        There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of or delay an IND or an NDA. Moreover, because the Company's present collaborative partners are, and it is expected that the Company's future collaborative partners may be, primarily responsible for preclinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs, the ability to obtain and the timing of regulatory approvals are not within the control of the Company.

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

EMPLOYEES

        As of December 31, 1997 the Company had 159 full-time, regular employees, 54 of whom hold Ph.D. degrees and 27 of whom hold other advanced degrees. Adjusted for those employees who transferred from the Company to Iconix upon its formation in January 1998, the Company had 142 employees at December 31, 1997, of whom 43 hold Ph.D. degrees and 26 hold other advanced degrees. Approximately 119 of the 142 employees are engaged in scientific activities and 23 are engaged in general, managerial and administrative functions. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers its relations with its employees to be good.

        The Company is highly dependent on its management and scientific staff, including James E. Rurka, its President and Chief Executive Officer, and George
H. Miller, Ph.D., its Senior Vice President - Research and Development. Loss of the services of any key individual could have an adverse effect on the Company. The Company does not carry key-man life insurance on any of its executives. The Company believes that its future success will depend, in part, on its ability to attract and retain highly talented managerial and scientific personnel and consultants. The Company faces intense competition for such personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. There can be no assurance that the Company will be able to attract and retain the personnel it requires on acceptable terms.

SCIENTIFIC CONSULTANTS

        The Company has consulting arrangements with a number of leading academic and industrial scientists and clinicians. Reflecting the maturation of the Company from an early stage start-up with a limited number of research programs to an enterprise with a wide range of programs at various stages of research and development, Microcide is in the process of reorganizing its Scientific Advisory Board and various other groups of consultants into more specialized groups in order to more effectively utilize their skills and expertise. The Company envisions forming consulting boards comprised of specialists in the following areas:

        GENETICS AND MOLECULAR BIOLOGY. The Company envisions a group of approximately six leading geneticists and molecular biologists to assist with the Company's genetics based discovery efforts including its Bacterial Essential Genes, Pathogenesis, Bacterial Efflux Pump, Fungal Genomics and Fungal Efflux Pump programs.

        CHEMISTRY. The Company plans to form a group of two or three highly experienced chemists to provide specific guidance to each of the Company's programs in terms of analyzing lead structures which emerge from screening activities, and in terms of devising strategies for exploratory and medicinal chemistry efforts around chosen leads.

        CLINICAL MICROBIOLOGY / PHARMACOLOGY. The Company envisions a group of approximately four leading infectious disease clinicians, microbiologists and pharmacologists to provide specific guidance in evaluating drug candidates with respect to pre-clinical microbiology, pharmacodynamics, pharmacokinetics and toxicology. In addition, through their knowledge of resistance problems in clinical settings and profiles of competitive products on the market or in development, these consultants will influence the research directions taken by the Company in its various programs.

        MOLECULAR DIVERSITY / NATURAL PRODUCTS. The Company envisions a group of approximately four natural product experts who will assist in assembling the natural products collection and improving current methods of achieving and assessing molecular diversity.

        The Company is in the process of discussing these changed roles and negotiating new consulting agreements with certain of the former members of its Scientific Advisory, Drug Development and

Genetics Consulting Boards. In addition, the Company is recruiting several other scientific experts to participate in these reconstituted consulting boards.

        Many of the Company's consultants have purchased shares of Common Stock or have been granted options and have written contracts with the Company pursuant to which they are required to provide to the Company a minimum number of days per year of consulting services. In 1997, the Company paid its consultants approximately $490,000 in the aggregate, as compared to approximately $340,000 in 1996 and approximately $300,000 in 1995.

        None of the consultants is an employee of the Company. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.

ITEM 2. PROPERTIES

        The Company has one facility consisting of approximately 35,500 square feet of leased laboratory and office space in Mountain View, California under a lease agreement with an initial term expiring on September 30, 2000. The Company presently intends to exercise its option to extend the term of this lease for five additional years. The Company has a second facility, also in Mountain View, consisting of approximately 31,000 square feet of leased laboratory and office space. The lease agreement covering this building has an initial term expiring in 2005. During 1997, the Company entered into leases through April 30, 2000 on two additional buildings in Mountain View, comprising a total of approximately 35,500 square feet; one of these buildings, comprising approximately 18,000 square feet, has been sublet to another company through October 30, 1998 with the tenant having two options to renew for three months each. The Company intends to outfit the other building, principally for office space, during 1998 to meet the needs of Microcide and Iconix. From the Company's inception through December 31, 1997, the Company has made capital expenditures aggregating approximately $8.6 million in constructing and equipping its Mountain View facilities. The Company believes that its facilities are sufficient to accommodate the anticipated research and administrative needs of the Company through 1998. Thereafter, the Company believes that it will be able to secure adequate additional facilities for its continued operations.

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

                                                                                    HIGH         LOW
FISCAL YEAR 1997
     4th Quarter ............................................................    $ 12.50       $  8.63
     3rd Quarter ............................................................      13.88         10.88
     2nd Quarter ............................................................      12.25          9.25
     1st Quarter ............................................................      14.00         10.06

FISCAL YEAR 1996
     4th Quarter ............................................................    $ 12.50       $  9.25
     3rd Quarter ............................................................      13.25          8.75
     2nd Quarter (since May 15, 1996) .......................................      20.50         12.50

        As of March 1, 1998, there were 157 holders of record of Common Stock

DIVIDEND POLICY

        The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA



                                                                                        PERIOD FROM
                                                                                         INCEPTION
                                                                                         (DECEMBER
                                                                                         11, 1992)
                                                                                            TO
                                                     YEARS ENDED DECEMBER 31,           DECEMBER 31,
                                           ------------------------------------------   ------------
                                             1997        1996        1995      1994         1993
                                           --------    --------    -------    -------   ------------
                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues .........................   $ 14,894    $ 11,273    $ 4,985    $    --    $    --
Net loss ...............................     (4,602)       (670)    (3,516)    (7,034)    (2,917)
Basic and diluted net loss per share
(1, 2) .................................      (0.43)
Pro forma basic and diluted net loss per
 share (1, 2) ..........................                  (0.07)     (0.53)
Shares used in computing basic and
 diluted net  loss per share (1, 2) ....     10,817       9,596      6,681


                                                            DECEMBER 31,
                                            --------------------------------------------
                                              1997        1996        1995         1994
                                            -------     -------      -------     -------
                                                          (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments .........................      $40,387     $47,508      $ 8,517     $ 5,810
Working capital.......................       37,235      42,542        6,388       4,845
Total assets..........................       51,782      56,826       13,493      11,340
Long-term obligations.................          450         952        2,075       2,530
Total stockholders' equity............       46,896      50,574        9,151       7,506


----------

(1) See Note 1 of Notes to Financial Statements for information concerning the calculation of per share information.

(2) Pro forma basic and diluted net loss per share for 1996 and 1995 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 (SAB 98). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding in such periods prior to the Company's initial public offering are now excluded from the computation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Microcide is a biopharmaceutical company whose mission is to discover, develop and commercialize novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's discovery and development programs address the growing problem of bacterial drug resistance and the need for improved antifungal and antiviral agents through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators to overcome bacterial resistance problems, and (ii) Targeted Genomics, which utilizes bacterial, fungal and viral genetics to discover new classes of antimicrobials and other novel treatments for infectious diseases.

        As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with three major pharmaceutical companies. Pursuant to the Company's collaborative agreements with J&J, Daiichi and Pfizer (the "Collaborative Agreements"), the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs. In addition, during 1997 the Company derived other revenues principally through the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs.

        Through December 31, 1997, the Company had received in the aggregate $30.1 million in license fees, milestone payments and research support payments under the Collaborative Agreements. Daiichi has notified Microcide of its intention to exercise its option to extend its research collaboration with the Company for an additional year. Assuming none of the Collaborative Agreements is terminated prior to its scheduled expiration and that the Daiichi collaboration continues for a full additional year, the Company will be entitled to receive an additional $20.9 million in research support payments in the aggregate from J&J, Daiichi and Pfizer. In addition, in the event that any of the other Collaborative Agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

        In the event that the Company achieves the specified research and product development milestones, it will be entitled to receive milestone payments as follows: up to $16.5 million for the first product and up to $15.5 million for each additional product developed pursuant to the J&J Agreements, up to $13.0 million for each product developed pursuant to the Daiichi Agreement, and up to $32.5 million for each product developed pursuant to the Pfizer Agreements. Receipt of these milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. The Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

        On January 14, 1998, the Company announced the formation and financing of Iconix Pharmaceuticals, Inc. Iconix is a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors. After giving effect to the investment and including the initial stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 35% of the pro forma fully diluted outstanding equity of Iconix. Microcide will account for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix will not impact Microcide's statement of operations. Through the Core Technology Development and License Agreement, Microcide and Iconix expect to work together over the next three years to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. Pursuant to the Support Services Agreement, Microcide will provide Iconix with facilities and various business support services for which the Company will be reimbursed. In addition, through the Antiviral and Surrogate Genetics Research Agreement, Microcide is obligated to provide Iconix with research support payments of up to $6.1 million over the next three years. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales.

        Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the Collaborative Agreements. The Company expects to continue to incur operating losses in the future.

        Microcide has assessed the likely impact on its business of the Year 2000 Issue and does not believe that this issue will present a material problem for the Company's business or will require significant resources to address.

        This Report contains forward-looking statements which involve risks and uncertainties, including but not limited to statements concerning the continuation of the Company's collaborative agreements with its strategic partners and the continued receipt of research support payments and potential receipt of milestone payments thereunder, the successful development and commercialization of drugs and the receipt of royalties thereon or sales revenue therefrom, and the expected period of time the Company's existing financial resources will enable the Company to maintain its current and planned future operations. The Company's actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements. Factors that might cause a difference include risks inherent in the Company's business and the pharmaceutical industry in general, such as uncertainties with regard to the successful continuation of the research and development activities under the Collaborative Agreements and in the Company's own programs, the possible decision of a strategic partner to cancel a collaborative program, the achievement of research and product milestones, the successful completion of clinical trials and obtaining of required regulatory approvals, and the achievement of product commercialization goals, as well as other factors set forth in this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1997 and 1996

        Revenues. Total revenues increased from $11.3 million in 1996 to $14.9 million in 1997. License and milestone fees were $2.0 million in 1996 and $1.0 million in 1997. During 1996, a license fee was generated by the signing of the Pfizer Agreement and a milestone fee was received from J&J triggered by the selection of a pre-clinical development candidate. During 1997, a milestone fee was received from Pfizer related to identifying, validating and sequencing an agreed upon number of bacterial essential genes. Research revenues increased from $9.3 million in 1996 to $12.2 million in 1997 due to a full year of activity under the Pfizer collaboration and due to an increase in staffing on these partnered programs. During 1997, the Company derived other revenues of $1.7 million principally through the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs; there were no such other revenues in 1996. Such revenues are not expected to comprise a significant portion of total revenues in the future.

        Research and Development Expenses. The Company's research and development expenses increased 67% from $10.7 million in 1996 to $17.9 million in 1997. This increase was due primarily to higher compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, higher expenses related to assembling the Company's molecular diversity collection, higher costs related to expanded research and development facilities and higher expenses for outside consulting services. The Company expects research and development expenses to increase in 1998, but at a slower rate, due to higher compensation and other employee-related expenses associated with an increase in research personnel, further expenditures for research materials, research support payments to Iconix in conjunction with the Antiviral and Surrogate Genetics Collaboration, and greater facilities and depreciation costs.

        General and Administrative Expenses. General and administrative expenses increased approximately 42% from $2.9 million in 1996 to $4.1 million in 1997. This increase was primarily due to increased compensation expense resulting from an increase in the number of administrative personnel and higher costs for legal and other outside services. The Company expects general and administrative expenses to increase in 1998, but at a slower rate, due to the hiring of additional administrative personnel to support the expansion of its research activities, and greater facilities and depreciation costs.

        Interest Income and Expense. Interest income increased from $1.9 million in 1996 to $2.6 million in 1997 as a result of an increase in average investment balances principally arising from proceeds received from the sale of equity in May 1996. Interest expense declined from $236,000 to $144,000 as a result of the repayment of capital lease obligations.

        Net Loss. Net loss increased from $670,000 in 1996 to $4.6 million in 1997 as a result of the items discussed above.

Fiscal Years Ended December 31, 1996 and 1995

        Revenues. Total revenues increased from $5.0 million in 1995 to $11.3 million in 1996. License and milestone fees were $3.0 million in 1995 and $2.0 million in 1996. During 1995, the Company received license fees upon the execution of the J&J agreement. During 1996, a license fee was generated by the signing of the Pfizer Agreement and a milestone fee was received from J&J triggered by the selection of a pre-clinical development candidate. Research revenues increased from $2.0 million in 1995 to $9.3 million in 1996 due to a full year of activity under the J&J and Daiichi collaborations and the inclusion of the first nine months of activity under the Pfizer collaboration.

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

        General and Administrative Expenses. General and administrative expenses increased approximately 39% from $2.1 million in 1995 to $2.9 million in 1996. This increase was primarily due to increased compensation expense resulting from an increase in the number of administrative personnel and the amortization of deferred compensation.

        Interest Income and Expense. Interest income increased from $257,000 in 1995 to $1.9 million in 1996 as a result of an increase in average investment balances principally arising from proceeds received from the sale of equity in May 1996. Interest expense declined from $278,000 to $236,000 as a result of the repayment of capital lease obligations.

        Net Loss. Net loss declined from $3.5 million in 1995 to $670,000 in 1996 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through the sale of equity, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing. As of December 31, 1997, the Company had received $64.4 million from the sale of equity and $30.1 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

        Cash, cash equivalents and short term investments at December 31, 1997 were $40.4 million compared to $47.5 million at December 31, 1996. This decrease was due primarily to the net loss during 1997, the timing of payments resulting in the increase in certain assets (largely receivables related to the sale of molecular diversity samples late in the year) and a decrease in certain liabilities including accounts payable and deferred revenues, and due to the repayment of capital lease obligations.

        Net cash used in the Company's operations was $2.6 million in 1997 in contrast to net cash provided by the Company's operations of $4.4 million in 1996. This change in cash flow was largely due to an increased net loss, and due to the timing of payments resulting in the increase in certain assets (largely receivables related to the sale of molecular diversity samples late in the year) and a decrease in certain liabilities including accounts payable and deferred revenues.

        During 1997, the Company invested $3.7 million in capital expenditures as compared to $5.8 million in 1996 largely due to facilities expansion and the purchase of additional research equipment. The Company expects its capital expenditures in 1998 to be approximately $3.0 million. The present value of obligations under capital leases at December 31, 1997 was $836,000. The Company made principal payments under its lease obligations of $1.1 million in 1997 and expects to make principal payments under its lease obligations of $612,000 in 1998.

        The Company expects that its existing capital resources, interest income and future payments due under the Collaborative Agreements will enable the Company to maintain current and planned operations at least through 1999. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including other collaborative arrangements, and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any such equity financing could result in dilution to the Company's then-existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research programs.

        The Company has not generated significant taxable income to date. At December 31, 1997, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $15.6 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2012 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

        1. List of Financial Statements. The following financial statements of Microcide Pharmaceuticals, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

               Balance Sheets as of December 31, 1997 and 1996.
               Statements of Operations for the years ended December 31, 1997,
                 1996 and 1995
               Statement of Stockholders' Equity for the years ended December
                 31, 1997, 1996 and 1995
               Statements of Cash Flows for the years ended December 31, 1997,
                 1996 and 1995
               Notes to Financial Statements
               Report of Ernst & Young LLP, Independent Auditors

        2.     List of all Financial Statement schedules:

               (i) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

        3.     List of exhibits required by Item 601 of Regulation S-K.

        The following exhibits are filed as part of, or incorporated by reference into, this report.

        Exhibits                                    Description

          2.1++     Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) Series
                    A Preferred Stock Purchase Agreement.

          2.2++* Core Technology Development and License Agreement by and between Microcide Pharmaceuticals, Inc. and Iconix
                    Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)

          2.3++*    Antiviral and Surrogate Genetics Research Collaboration
                    Agreement by and between Microcide Pharmaceuticals, Inc.
                    and Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)

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

          10.12+    Master Lease Agreement between the Registrant and Comdisco, Inc. dated September
                    1, 1993.

          10.13+    Lease Agreement between the Registrant and Portola Land Company dated April
                    1993.

          10.14+    Form of Indemnification Agreement between the Registrant and its Officers and
                    Directors.

          10.15+    Employment Agreement dated January 31, 1994 between the Registrant and James E.
                    Rurka.

        Exhibits                                    Description
          10.16+    Employment Agreement dated December 23, 1992 between the Registrant and Keith A.
                    Bostian, Ph.D.

          10.17+++  Lease Agreement commencing November 1, 1996 between the
                    Registrant and Logue Investments L.P., a California limited partnership.

          10.18*#   Synthetic Compound Purchase Agreement between the Registrant and Daiichi
                    Pharmaceutical Co., Ltd. dated June 25, 1997.

          10.19##   Sublease agreement between the Registrant, Quickturn Design Systems, Inc. and
                    Portola Land Co. dated September 1997.

          10.20##   Sub-sublease agreement between the Registrant, Alpha Blox Corporation, Quickturn
                    Design Systems, Inc. and Portola Land Co. dated September 1997.

          10.21     Consulting Agreement dated January 14, 1998 between the Registrant and Keith
                    Bostian, Ph.D.

          23.1      Consent of Ernst & Young LLP, Independent Auditors.

          24.1      Power of Attorney (see page 38).

          27.1      Financial Data Schedule.

          27.2      Financial Data Schedule.

----------

  + Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form S-1, registration number 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.

  ++ Incorporated by reference to the same-numbered exhibit in Registrant's Form 8-K filed with the Securities and Exchange Commission and dated January 29, 1998.

  +++ Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1996, filed with the Securities and Exchange Commission and dated November 8, 1996.

  #   Incorporated by reference to the same-numbered exhibit in Registrant's
  Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission and dated August 14, 1997.

  ## Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1997, filed with Securities and Exchange Commission and dated November 14, 1997.

*  Confidential Treatment granted

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended December 31, 1997. On January 29, 1998, the Company filed a report on Form 8-K, as amended on January 30, 1998 and March 30, 1998, in connection with its collaboration with Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.). The Form 8-K/A filed March 30, 1998 contains financial statements required by Article 11 of Reg S-X.

(c)     See part a(3) above.

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

                                         MICROCIDE PHARMACEUTICALS, INC.
                                         a Delaware Corporation



                                         By:    /s/ JAMES E. RURKA
                                            -----------------------------------
                                                 James E. Rurka
                                                 President and Chief Executive
                                                 Officer

                                         Date:  March 27, 1998

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

            Signature                                   Title                           Date

  /s/ JAMES E. RURKA                    President, Chief Executive Officer              March 27, 1998
----------------------------------      and Director (Principal Executive
James E. Rurka                          Officer)


  /s/ MATTHEW J. HOGAN                  Chief Financial Officer (Principal              March 27, 1998
----------------------------------      Financial and Accounting Officer)
Matthew J. Hogan


  /s/ JOSEPH S. LACOB                   Chairman of the Board of Directors              March 27, 1998
----------------------------------
Joseph S. Lacob


  /s/ KEITH A. BOSTIAN, PH.D.           Director                                        March 27, 1998
----------------------------------
Keith A. Bostian, Ph.D.


 /s/ HUGH Y. RIENHOFF, JR., M.D.        Director                                        March 27, 1998
----------------------------------
Hugh Y. Rienhoff, Jr., M.D.


  /s/ DAVID SCHNELL, M.D.               Director                                        March 27, 1998
----------------------------------
David Schnell, M.D.


  /s/ L. JAMES STRAND, M.D.             Director                                        March 27, 1998
----------------------------------
L. James Strand, M.D.


  /s/ JOHN P. WALKER                    Director                                        March 27, 1998
----------------------------------
John P. Walker




                         MICROCIDE PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors................     F-2

      Financial Statements:
        Balance Sheets.................................................     F-3
        Statements of Operations.......................................     F-4
        Statement of Stockholders' Equity..............................     F-5
        Statements of Cash Flows.......................................     F-6
        Notes to Financial Statements..................................     F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Microcide Pharmaceuticals, Inc.

   We have audited the accompanying balance sheets of Microcide Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microcide Pharmaceuticals, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                 ERNST & YOUNG LLP

Palo Alto, California
February 9, 1998

                         MICROCIDE PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                         DECEMBER 31,
                                                                      1997          1996
                                                                    --------      --------
ASSETS
Current assets:
   Cash and cash equivalents ..................................     $ 11,763      $  8,317
   Short-term investments .....................................       28,624        39,191
   Prepaid expenses and other current assets ..................        1,284           334
                                                                    --------      --------
Total current assets ..........................................       41,671        47,842

Property and equipment, net ...................................        9,540         8,825
Other assets ..................................................          571           159
                                                                    --------      --------
                                                                    $ 51,782      $ 56,826
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................     $  1,313      $  1,523
   Construction payable .......................................          347           745
   Accrued compensation .......................................          746           496
   Current portion of capital lease obligations ...............          612         1,110
   Deferred revenue ...........................................          786         1,189
   Other accrued liabilities ..................................          632           237
                                                                    --------      --------
Total current liabilities .....................................        4,436         5,300

Long-term portion of capital lease obligations ................          224           811
Accrued rent ..................................................          226           141
Commitments
Stockholders' equity:
  Preferred stock, par value $0.001; 5,000,000 shares
   authorized; no shares issued and outstanding................           --            --
  Common stock, par value $0.001; 50,000,000 shares authorized,
   10,907,043 and 10,741,668 shares issued and outstanding at
   December 31, 1997 and 1996, respectively....................       66,930        66,279
  Deferred compensation .......................................       (1,251)       (1,577)
  Net unrealized gain (loss) on securities
    available-for-sale ........................................          (44)            9
  Accumulated deficit .........................................      (18,739)      (14,137)
                                                                    --------      --------
Total stockholders' equity ....................................       46,896        50,574
                                                                    --------      --------
                                                                    $ 51,782      $ 56,826
                                                                    ========      ========





                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          1997          1996          1995
                                                        --------      --------      --------
Revenues:
  License and milestone revenues ..................     $  1,000      $  2,000      $  3,000
  Research revenue ................................       12,183         9,273         1,985
  Other revenues ..................................        1,711            --            --
                                                        --------      --------      --------
Total revenues ....................................       14,894        11,273         4,985

Operating expenses:
  Research and development ........................       17,877        10,717         6,400
  General and administrative ......................        4,091         2,889         2,080
                                                        --------      --------      --------
Total operating expenses ..........................       21,968        13,606         8,480
                                                        --------      --------      --------

Loss from operations ..............................       (7,074)       (2,333)       (3,495)

Interest income ...................................        2,616         1,899           257
Interest expense ..................................         (144)         (236)         (278)
                                                        --------      --------      --------

Net loss ..........................................     $ (4,602)     $   (670)     $ (3,516)
                                                        ========      ========      ========


Basic and diluted net loss per share ..............     $  (0.43)
                                                        ========
Pro forma basic and diluted net loss per share ....                   $  (0.07)     $  (0.53)
                                                                      ========      ========

Shares used in computing basic and diluted net loss
  per share .......................................       10,817         9,596         6,681







                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
               (In thousands, except share and per share amounts)

                                                                                           NET
                                                                                        UNREALIZED                     TOTAL
                                                    PREFERRED   COMMON     DEFERRED   GAIN (LOSS) ON  ACCUMULATED  STOCKHOLDERS'
                                                      STOCK      STOCK   COMPENSATION   SECURITIES      DEFICIT        EQUITY
                                                    ---------  --------  ------------ --------------  -----------  -------------
Balances at December 31, 1994 .....................  $ 17,443  $     14      $    --      $     --        $ (9,951)      $  7,506
Issuance of 573,429 shares of Series D
  preferred stock, net ............................     4,992        --           --            --              --          4,992
Issuance of  18,907 shares of common
  stock  due to options exercised by
  employees and common stock for services .........        --         5           --            --              --              5
Net unrealized loss on securities
  available-for-sale ..............................        --        --           --            (2)             --             (2)
Deferred compensation .............................        --       578         (578)           --              --             --
Amortization of deferred compensation .............        --        --          166            --              --            166
Net loss ..........................................        --        --           --            --          (3,516)        (3,516)
                                                     --------   -------     --------      --------        --------       --------
Balances at December 31, 1995 .....................    22,435       597         (412)           (2)        (13,467)         9,151
Issuance of 571,429 shares of Series E
  preferred stock, net ............................     4,990        --           --            --              --          4,990
Issuance of 2,875,000 shares of common
  stock at $14.00 per share in the
  initial public offering, net ....................        --    36,387           --            --              --         36,387
Conversion of 6,880,791 preferred shares
  to 6,880,791 common shares of stock .............   (27,425)   27,422           --            --              --             (3)
Issuance of 8,405 shares of common stock under the
  employee stock purchase plan ....................        --        84           --            --              --             84
Issuance of  122,032 shares of common
  stock  due to options exercised by
  employees and common stock for services .........        --       134           --            --              --            134
Deferred compensation .............................        --     1,655       (1,655)           --              --             --
Amortization of deferred compensation .............        --        --          490            --              --            490
Net unrealized gain on securities
  available-for-sale ..............................        --        --           --            11              --             11
Net loss ..........................................        --        --           --            --            (670)          (670)
                                                     --------   -------     --------      --------        --------       --------
Balances at December 31, 1996 .....................        --    66,279       (1,577)            9         (14,137)        50,574
Issuance of 24,749 shares of common stock under the
  employee stock purchase plan ....................        --       210           --            --              --            210
Issuance of  140,626 shares of common
  stock  due to options exercised by
  employees and consultants .......................        --        60           --            --              --             60
Deferred compensation .............................        --       378         (378)           --              --             --
Reversal of deferred compensation for
  terminated employees ............................        --       (32)          32            --              --             --
Amortization of deferred compensation .............        --        --          672            --              --            672
Repayment of note receivable ......................        --        35           --            --              --             35
Net unrealized loss on securities
  available-for-sale ..............................        --        --           --           (53)             --            (53)
Net loss ..........................................        --        --           --            --          (4,602)        (4,602)
                                                     --------   -------     --------      --------        --------       --------
Balances at December 31, 1997 .....................  $     --   $66,930     $ (1,251)     $    (44)       $(18,739)      $ 46,896
                                                     ========   =======     ========      ========        ========       ========



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                     YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                              1997            1996             1995
                                                           ---------        ---------        ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss ................................................  $  (4,602)       $    (670)       $  (3,516)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization ..........................      2,988            1,560            1,247
 Amortization of deferred compensation ..................        672              490              166
 Accrued rent ...........................................        103              (14)              38
 Issuance of common stock for services (included in
  issuance costs) .......................................         --              103               --
 Net unrealized gain (loss) on securities ...............        (53)              11               (2)
 Changes in assets and liabilities:
    Prepaid expenses and other current assets ...........       (950)            (196)             201
    Other assets ........................................       (412)              73               --
    Accounts payable ....................................       (210)           1,092              165
    Construction payable ................................       (398)             713               32
    Accrued compensation and other liabilities ..........        626              460               41
    Deferred revenue ....................................       (403)             776              413
                                                           ---------        ---------        ---------
Net cash provided by (used in) operating activities .....     (2,639)           4,398           (1,215)
                                                           ---------        ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments ......................   (102,211)         (39,191)              --
Maturities of short-term investments ....................    112,778               --               --
Capital expenditures ....................................     (3,702)          (5,779)            (148)
                                                           ---------        ---------        ---------
Net cash provided by (used in) investing activities .....      6,865          (44,970)            (148)
                                                           ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations .........     (1,085)          (1,117)            (927)
Proceeds from issuances of common stock .................        270           36,499                5
Repayment of shareholder note ...........................         35               --               --
Net proceeds from issuance of convertible preferred .....         --            4,990            4,992
                                                           ---------        ---------        ---------
Net cash provided by (used in) financing activities .....       (780)          40,372            4,070
                                                           ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents ....      3,446             (200)           2,707
Cash and cash equivalents at beginning of period ........      8,317            8,517            5,810
                                                           ---------        ---------        ---------
Cash and cash equivalents at end of period ..............  $  11,763        $   8,317        $   8,517
                                                           =========        =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Income taxes paid .......................................  $      23        $      --        $      --
                                                           =========        =========        =========
Interest paid ...........................................  $     144        $     236        $     274
                                                           =========        =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Equipment purchased under capital leases ................  $      --        $      --        $     746
                                                           =========        =========        =========

                            See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

   Microcide Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company whose mission is to discover, develop and commercialize novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's discovery and development programs address the growing problem of bacterial drug resistance and the need for improved antifungal and antiviral agents through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators to directly address existing bacterial resistance problems, and (ii) Targeted Genomics, which utilizes bacterial, fungal and viral genetics to discover new classes of antimicrobials and other novel treatments for infectious diseases.

  Use of Estimates

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Investments

   The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with financial institutions in the United States and invests its excess cash in commercial paper and corporate debt securities which bear minimal risk.

   Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1997 and 1996, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders' equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

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

  Revenue Recognition

   Revenues related to research contracts are recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis and the Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Revenues related to license agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon execution of the agreements. Milestone payments will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. For collaborative arrangements which include both revenue received on a cost reimbursement basis and funds received associated with the purchase of the Company's equity, the Company accounts for the equity component based on the estimated fair value of the Company's securities issued at the date that the terms of the respective agreements were agreed upon. During 1997, the Company reported other revenues which principally related to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs.

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

  Net Loss Per Share

   Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if more dilutive, for all periods presented.

   In accordance with SFAS 128, basic net loss per share has been computed using the weighted-average number of shares of Common Stock outstanding during the period. Basic net loss per share for 1996 and 1995 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98 ("SAB 98"), issued by the SEC in February 1998. Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding in periods prior to the Company's initial public offering are now excluded from the computation in such periods. Diluted net loss per share has not been presented; given the Company's net loss position, the result would be anti-dilutive.

   Basic pro forma net loss per share as presented in the statement of operations has been computed as described above and also gives effect to the conversion of the convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using the as-if converted method) from the original date of issuance.

   A reconciliation of shares used in the calculation of basic and pro forma basic net loss per share follows (in thousands, except per share amounts):

                                                                         YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                  1997             1996             1995
                                                                --------         --------         --------
Net loss ...................................................    $ (4,602)        $   (670)        $ (3,516)
                                                                ========         ========         ========
Basic and Diluted:
Weighted average shares of common stock outstanding ........      10,817            7,034              849
                                                                --------         --------         --------
Basic and diluted net loss per share .......................    $  (0.43)        $  (0.10)        $  (4.14)
                                                                ========         ========         ========

Pro Forma:
Shares used above ..........................................                        7,034              849
Adjusted to reflect the effect of the assumed conversion
of preferred stock..........................................                        2,562            5,832
                                                                                 --------         --------
Shares used in computing pro forma basic and diluted net
loss per share  ............................................                        9,596            6,681
                                                                                 ========         ========
Pro forma basic and diluted net loss per share .............                     $  (0.07)        $  (0.53)
                                                                                 ========         ========

        Had the Company been in a net income position, diluted earnings per share for 1997, 1996 and 1995 would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 567,000, 664,000 and 522,000 shares, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method).

  Impact of Recently Issued Accounting Standards

   In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is required to be adopted by the Company in 1998. In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," was issued and is required to be adopted by the Company in 1998. The Company expects the adoption of these statements will not impact results of operations or financial position.

2. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

  Johnson & Johnson

   In October 1995, the Company entered into a research and development agreement with Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, both Johnson & Johnson companies ("J&J"), to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The agreement provides for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. J&J received exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by J&J, provided that the Company has the right to undertake certain co-promotion activities in North America, subject to J&J approval. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, J&J made a nonrefundable $3,000,000 up-front license payment to the Company, and an affiliate of J&J made an equity investment of $5,000,000 in return for 571,429 shares of Series D convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering (see Note 6). Total revenue recognized under the agreement for the years ended December 31, 1997, 1996 and 1995 was $3,500,000, $4,500,000 and
$3,647,000, respectively.

  Daiichi Pharmaceutical Co., Ltd.

   In November 1995, the Company entered into a research and development agreement with Daiichi Pharmaceutical Co., Ltd. ("Daiichi") to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. The agreement provides for certain revenue payments, including payments for research and development costs for two years and nine months commencing July 1, 1995 and for reaching certain research and development goals. Daiichi has notified Microcide that it intends to exercise its option to extend the research collaboration for an additional year. Daiichi has the right to enter into a license agreement for exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Daiichi, subject to the Company's right to co-promote such drugs in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. Total research revenue recognized under the agreement for the years ended December 31, 1997, 1996 and 1995 was $4,364,000, $3,175,000 and
$1,338,000, respectively.

  Pfizer Inc.

   In March 1996, Microcide entered into a research and development agreement with Pfizer Inc. ("Pfizer") to implement the Company's essential gene and multi-channel screening system to discover novel classes of antibiotics. The agreement provides for certain revenue payments, including payments for research and development costs for five years and for reaching certain research and development goals. Pfizer received exclusive worldwide rights to products developed during the collaboration. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to the Company's right to co-promote such products in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, Pfizer made a $1,000,000 up-front license payment and a $5,000,000 equity investment in return for 571,429 shares of Series E convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering (see Note 6). Revenue recognized under the agreement for the years ended December 31, 1997 and 1996 was $5,319,000 and $3,598,000,
respectively.

   Costs related to research revenues under the above agreements for the years ended December 31, 1997, 1996 and 1995 approximated the related research revenue recognized (exclusive of license and milestone fees).

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        1997          1996
                                                     ---------     ---------
                                                         (In thousands)
        Laboratory and office equipment........      $   7,678     $   5,286
        Leasehold improvements.................          8,578         7,268
                                                     ---------     ---------
                                                        16,256        12,554
        Less accumulated depreciation and
          amortization.........................         (6,716)       (3,729)
                                                     ----------    ----------
        Property and equipment, net............      $   9,540     $   8,825
                                                     =========     =========

   Properties leased under capital leases are included above with a cost of approximately $4,538,000 at December 31, 1997 and 1996, with accumulated amortization of approximately $3,576,000 and $2,634,000 at December 31, 1997 and 1996, respectively.

4. INVESTMENTS

   The following is a summary of available-for-sale securities as of:

                                                       AVAILABLE-FOR-SALE SECURITIES
                                       ----------------------------------------------------------
                                                        GROSS            GROSS          ESTIMATED
                                       AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                         COST           GAINS            LOSSES           VALUE
                                       ----------------------------------------------------------
                                                            (In thousands)
December 31, 1997
Cash equivalents and short-term
investments:
Money market funds ............        $  2,133        $     --         $     --         $  2,133
Corporate debt securities .....          37,461              --              (44)          37,417
                                       --------        --------         --------         --------
                                       $ 39,594        $     --         $    (44)        $ 39,550
                                       ========        ========         ========         ========

December 31, 1996
Cash equivalents and short-term
investments:
Money market funds ............        $    420        $     --         $     --         $    420
Corporate debt securities .....          44,165              15               (6)          44,174
                                       --------        --------         --------         --------
                                       $ 44,585        $     15         $     (6)        $ 44,594
                                       ========        ========         ========         ========

   Maturities of securities available-for-sale were as follows:

                                                       AS OF DECEMBER 31,
                                     --------------------------------------------------------
                                              1997                          1996
                                     ---------------------------   --------------------------
                                     AMORTIZED    ESTIMATED FAIR   AMORTIZED   ESTIMATED FAIR
                                        COST          VALUE          COST          VALUE
                                     ---------------------------   --------------------------
                                                         (In thousands)
Due in 90 days or less ............   $10,937        $10,927        $ 5,425        $ 5,403

Due in 90 days through 2 years ....    28,657         28,623         39,160         39,191
                                      -------        -------        -------        -------
                                      $39,594        $39,550        $44,585        $44,594
                                      =======        =======        =======        =======

5. LEASES

   The Company is making payments under capital lease lines of credit with leasing companies which financed certain equipment purchases.

   The Company leases its office and research facilities under various operating leases whose terms expire between the years 2000 and 2005. The Company has options to extend certain leases for an additional five years. Future minimum lease payments under all noncancelable leases are as follows:

                                           CAPITAL      OPERATING
                                           LEASES         LEASES
                                           ------         ------
Year ended December 31,                         (In thousands)
1998 ...................................   $  765         $1,568
1999 ...................................      197          1,615
2000 ...................................       --            970
2001 ...................................       --            468
2002 ...................................       --            487
Thereafter .............................       --          1,434
                                           ------         ------
Total minimum payment required .........      962         $6,542
                                                          ======
Less amount representing interest ......     (126)
                                           ------
Present value of future lease
payments ...............................      836
Less current portion ...................     (612)
                                           ------
                                           $  224
                                           ======

   Rent expense for operating leases was approximately $947,000, $454,000 and $377,000 in 1997, 1996 and 1995, respectively.

   The Company has commitments with certain manufacturers to purchase equipment for a total cost of $606,000. At December 31, 1997, the Company estimates that its remaining obligation under these commitments is approximately $180,000.

6. STOCKHOLDERS' EQUITY

  Preferred Stock

   The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors may set rights and privileges of any preferred stock issued.

  Warrants

   At December 31, 1997, warrants to purchase 160,187 shares of common stock at a weighted average price of $2.85 were outstanding. The warrants expire three years after the initial public offering (May 15, 1999).

  1996 Employee Stock Purchase Plan

   During 1996, the shareholders ratified the adoption of the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 120,000 shares of common stock for issuance to employees. Under the Purchase Plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. At December 31, 1997, 86,846 shares of stock remained available for future purchase under the Purchase Plan.

  1996 Director Option Plan

   During 1996, the shareholders approved the 1996 Directors' Stock Option Plan (the "Director Plan"). The Company has reserved 80,000 shares of common stock for issuance to non-employee directors pursuant to options granted under this Plan. The Director Plan provides for the automatic grant of an option (the "First Option") to purchase 12,000 shares of common stock to each non-employee director provided that such director was not an employee director of the Company immediately prior to becoming a non-employee director. Each non-employee director, whether or not eligible to receive a First Option, is automatically granted an option to purchase 4,000 shares of common stock (a "Subsequent Option") each year on the date of the Company's annual stockholders meeting, if on such date he or she has served on the Board for at least six months. First Options and Subsequent Options have terms of ten years. First Options vest and become exercisable as to 1/6th of the shares subject to the option six months after the date of grant, and as to 1/36th of the shares each month thereafter. Subsequent Options vest as to 1/12th of the shares subject to the option each month after the date of grant. The exercise prices of First Options and Subsequent Options are 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant.

  1993 Amended Incentive Stock Plan

   At the Annual Shareholders' Meeting held on May 13, 1997, the shareholders approved the amendment of the 1993 Amended Incentive Stock Plan (the "Plan"), thereby increasing the number of shares of common stock reserved for issuance by 500,000. The total number of shares of common stock now reserved for issuance under the Plan is 1,880,000.

   Under the Plan, options and stock purchase rights may be granted by the board of directors to employees and consultants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Initial options, usually granted with an initial vesting date of the employee's date of hire, generally vest at the rate of 25% at the end of the first year with the remaining balance vesting ratably over the next three years. Stock award options are granted as determined by the board of directors, with a vesting schedule in which 1/48 of the total number of shares granted becomes exercisable one month from the date of grant and each subsequent 1/48 becomes exercisable each full month thereafter. Common stock issued pursuant to exercise of either stock option or stock purchase rights are subject to repurchase by the Company upon termination of employment. The Company's repurchase right generally lapses over four years.

   Combined activity under the Director Option Plan and Amended Incentive Stock Option Plan was as follows:

                                        NUMBER OF          RANGE OF EXERCISE   WEIGHTED AVERAGE
                                          SHARES                PRICES          EXERCISE PRICE
                                        ---------          -----------------   ----------------
Balance at December 31, 1994 ...          384,400            $0.20-$ 0.38           $ 0.27
  Options granted ..............          144,800                  $ 0.38           $ 0.38
  Options exercised ............          (13,867)           $0.25-$ 0.38           $ 0.25
  Options canceled .............          (18,833)           $0.20-$ 0.38           $ 0.27
                                        ---------
Balance at December 31, 1995 ...          496,500            $0.20-$ 0.38           $ 0.30
  Options granted ..............          417,100            $0.38-$12.50           $ 6.33
  Options exercised ............         (112,032)           $0.20-$ 2.50           $ 0.30
  Options canceled .............          (27,868)           $0.20-$10.75           $ 1.13
                                        ---------
Balance at December 31, 1996 ...          773,700            $0.20-$12.50           $ 3.52
  Options granted ..............          533,100            $9.44-$14.00           $11.53
  Options exercised ............         (140,626)           $0.20-$ 2.50           $ 0.44
  Options canceled .............          (60,588)           $0.20-$13.75           $ 8.01
                                        ---------
Balance at December 31, 1997 ...        1,105,586            $0.20-$14.00           $ 7.50
                                        =========

   Under the Amended Incentive Stock Option Plan, options to purchase 392,821 and 273,634 shares of common stock were exercisable at December 31, 1997 and 1996, respectively. At December 31, 1997, 358,556 shares remained available for grant under the Amended Incentive Stock Option Plan. Through December 31, 1997, 200,000 shares of common stock have been issued pursuant to stock purchase rights granted under the Plan, of which 47,917 shares were subject to the Company's repurchase provision (at the original purchase prices from $0.25 to $0.375 per share) for an aggregate value of $13,000.

   Under the Director Plan, of the 20,000 shares that had been granted, 11,665 shares were exercisable at December 31, 1997. At December 31, 1997, 60,000 shares remained available for grant under the Director Plan.

   The options outstanding at December 31, 1997 have been segregated into three ranges for additional disclosures as follows:

                             OPTIONS OUTSTANDING          WEIGHTED-        EXERCISABLE OPTIONS
                         ---------------------------       AVERAGE     ---------------------------
                                          WEIGHTED-       REMAINING                      WEIGHTED-
             RANGE OF                      AVERAGE       CONTRACTUAL                      AVERAGE
             EXERCISE                     EXERCISE          LIFE                         EXERCISE
              PRICES         NUMBER        PRICES        (IN YEARS)        NUMBER         PRICES
          ------------   ------------   ------------   --------------- ------------   -----------
           $0.20-$0.375     232,702      $   0.32           6.94          197,513      $   0.31
              $2.50         190,434          2.50           8.17           81,148          2.50
           $9.44-$14.00     682,450         11.34           9.19          125,825         11.20
                         ----------                                    ----------
                          1,105,586          7.50           8.54          404,486          4.14
                         ==========                                    ==========

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

   The Company recorded $2,233,000 in deferred compensation pursuant to APB 25 for the difference between the grant price and the deemed fair value of the Company's common stock for certain options in the 12-month period prior to the initial public offering. The Company also recorded deferred compensation for stock options granted to consultants. The deferred compensation is being amortized to expense over the vesting period of the options, generally three to four years.

   Pro forma information regarding the net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1997, 1996 and 1995: weighted-average volatility factor of 0.57, 0.6 and 0.6, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 6.10%, 5.62% and 5.99%, respectively; and a weighted-average expected life of
3.42 years, 3.64 years and 2.67 years, respectively.

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

   Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $5.21, $6.69 and $4.04, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's pro forma information is as follows:

                                                                          DECEMBER 31,
                                                           ----------------------------------------
                                                                1997          1996          1995
                                                           -----------    -----------   -----------
                Pro forma net loss..................       $(5,789,000)   $(1,407,000)  $(3,629,000)
                Pro forma loss per share............         $   (0.54)     $   (0.15)    $   (0.54)

7. NOTES RECEIVABLE FROM RELATED PARTIES

   At December 31, 1997, the Company had notes receivable due from employees in the amount of $354,000. These notes generally bear interest at 6%, are secured by property and are due within one year following termination of employment.

8. INCOME TAXES

   As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $15,600,000 and $3,900,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $300,000. The federal net operating loss carryforward will expire at various dates beginning in 2008 through 2012, if not utilized. The state net operating loss carryforward will expire at various dates beginning in 1998 through 2002, if not utilized.

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

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                    DECEMBER 31,
                                                              ---------------------
                                                                1997          1996
                                                              -------       -------
                                                                (In thousands)
                       Deferred tax assets:
                         Net operating loss carryforwards..   $ 5,500       $ 4,000
                         Research credit carryforwards.....       500           700
                         Other.............................     1,300         1,100
                                                              -------       -------
                       Total deferred tax assets...........     7,300         5,800
                       Valuation allowance.................    (7,300)       (5,800)
                                                              --------      --------
                       Net deferred tax assets.............   $    --       $    --
                                                              =======       =======

   Due to the lack of earnings history of the Company, the total net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $200,000 and $1,600,000 during the years ended December 31, 1996 and 1995.

9. SUBSEQUENT EVENTS

   On January 14, 1998, the Company announced the formation and financing of Iconix Pharmaceuticals, Inc. Iconix is a chemical genetics company which will seek to extend Microcide's microbial genomics research into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors. After giving effect to the investment and including the initial stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 35% of the pro forma fully diluted outstanding equity of Iconix. Microcide will account for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix will not impact Microcide's statement of operations.

   Through the Core Technology Development and License Agreement, Microcide and Iconix expect to work together over the next three years to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. Pursuant to the Support Services Agreement, Microcide is obligated to provide Iconix with facilities and various business support services for which the Company will be reimbursed. In addition, through the Antiviral and Surrogate Genetics Research Agreement, Microcide is obligated to provide Iconix with research support payments of $6.1 million over the next three years. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales.

                                 EXHIBIT INDEX

        Exhibits                                    Description
          2.1++     Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) Series
                    A Preferred Stock Purchase Agreement.

          2.2++* Core Technology Development and License Agreement by and between Microcide Pharmaceuticals, Inc. and Iconix
                    Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)

          2.3++*    Antiviral and Surrogate Genetics Research Collaboration
                    Agreement by and between Microcide Pharmaceuticals, Inc.
                    and Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)

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

          10.12+    Master Lease Agreement between the Registrant and Comdisco, Inc. dated September
                    1, 1993.

          10.13+    Lease Agreement between the Registrant and Portola Land Company dated April
                    1993.

          10.14+    Form of Indemnification Agreement between the Registrant and its Officers and
                    Directors.

          10.15+    Employment Agreement dated January 31, 1994 between the Registrant and James E.
                    Rurka.

        Exhibits                                    Description
          10.16+    Employment Agreement dated December 23, 1992 between the Registrant and Keith A.
                    Bostian, Ph.D.

          10.17+++  Lease agreement commencing November 1, 1996 between the
                    Registrant and Logue Investments L.P., a California limited partnership.

          10.18*#   Synthetic Compound Purchase Agreement between the Registrant and Daiichi
                    Pharmaceutical Co., Ltd. dated June 25, 1997.

          10.19##   Sublease agreement between the Registrant, Quickturn Design Systems, Inc. and
                    Portola Land Co. dated September 1997.

          10.20##    Sub-sublease agreement between the Registrant, Alpha Blox Corporation, Quickturn
                    Design Systems, Inc. and Portola Land Co. dated September 1997.

          10.21     Consulting Agreement dated January 14, 1998 between the Registrant and Keith
                    Bostian, Ph.D.

          23.1      Consent of Ernst & Young LLP, Independent Auditors.

          24.1      Power of Attorney (see page 38).

          27.1      Financial Data Schedule.

          27.2      Financial Data Schedule.

----------

  + Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form S-1, registration number 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.

  ++ Incorporated by reference to the same-numbered exhibit in Registrant's Form 8-K filed with the Securities and Exchange Commission and dated January 29, 1998.

  +++ Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1996, filed with the Securities and Exchange Commission and dated November 8, 1996.


  #   Incorporated by reference to the same-numbered exhibit in Registrant's
  Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission and dated August 14, 1997.

  ## Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1997, filed with Securities and Exchange Commission and dated November 14, 1997.


*  Confidential Treatment granted