Form 10-Q
period 1998-03-31
MICROCIDE PHARMACEUTICALS INC
filed 1998-05-15
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                    Yes  X           No __

Number of shares of Common Stock, no par value, outstanding as of April 30, 1998: 10,964,900.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 1998


                                                                          PAGE
                                                                          NUMBER


PART I      FINANCIAL INFORMATION

Item 1.          Financial Statements and Notes

                 Condensed Balance Sheets as of March 31, 1998              3
                 and December 31, 1997

                 Condensed Statements of Operations for the three
                 months ended March 31, 1998 and March 31, 1997             4

                 Condensed Statements of Cash Flows for the three
                 months ended March 31, 1998 and March 31, 1997             5

                 Notes to Condensed Financial Statements                    6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8


PART II     OTHER INFORMATION                                              11

Item 1.          Legal Proceedings

Item 2.          Changes in Securities

Item 3.          Defaults in Senior Securities

Item 4.          Submission of Matters to a Vote of Security Holders

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K


SIGNATURES                                                                 12

                                                   MICROCIDE PHARMACEUTICALS, INC.


                                                      CONDENSED BALANCE SHEETS
                                                           (in thousands)

                                                                                                     March 31,          December 31,
                                                                                                       1998                 1997
                                                                                                     --------              --------
                                                                                                    (Unaudited)             (Note)
ASSETS

Current assets:

    Cash and cash equivalents                                                                        $  6,719              $ 11,763
    Short-term investments                                                                             30,295                28,624
    Prepaid expenses and other current assets                                                             979                 1,284
                                                                                                     --------              --------
Total current assets                                                                                   37,993                41,671

Property and equipment, net                                                                             9,385                 9,540

Other assets                                                                                              684                   571
                                                                                                     --------              --------

Total assets                                                                                         $ 48,062              $ 51,782
                                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                 $    537              $  1,313
    Construction payable                                                                                   --                   347
    Accrued compensation                                                                                  874                   746
    Current portion of capital lease obligations                                                          459                   612
    Deferred revenue                                                                                      632                   786
    Other accrued liabilities                                                                             725                   632
                                                                                                     --------              --------
Total current liabilities                                                                               3,227                 4,436

Long-term portion of capital lease obligations                                                            143                   224
Accrued rent                                                                                              261                   226

Stockholders' equity:
    Common stock                                                                                       66,940                66,930
    Deferred compensation                                                                              (1,119)               (1,251)
    Net unrealized loss on securities available-for-sale                                                  (75)                  (44)
    Accumulated deficit                                                                               (21,315)              (18,739)
                                                                                                     --------              --------
Total stockholders' equity                                                                             44,431                46,896
                                                                                                     --------              --------

Total liabilities and stockholders' equity                                                           $ 48,062              $ 51,782
                                                                                                     ========              ========

NOTE:  The balance  sheet at December  31, 1997 has been  derived from the audited  financial  statements  at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                            See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.


                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                             (unaudited)

                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                      -----------------------------
                                                                                                        1998                 1997
                                                                                                      --------             --------
Revenues:
    License and milestone fees                                                                        $   --               $  1,000
    Research revenue                                                                                     3,035                3,107
                                                                                                      --------             --------
Total revenues                                                                                           3,035                4,107

Operating expenses:
    Research and development                                                                             5,061                4,101
    General and administrative                                                                           1,058                1,022
                                                                                                      --------             --------
Total operating expenses                                                                                 6,119                5,123
                                                                                                      --------             --------

Loss from operations                                                                                    (3,084)              (1,016)

Interest income                                                                                            526                  688
Interest and other expense                                                                                 (18)                 (53)
                                                                                                      --------             --------

Net loss                                                                                              $ (2,576)            $   (381)
                                                                                                      ========             ========


Basic and diluted net loss per share                                                                  $  (0.24)            $  (0.04)
                                                                                                      ========             ========

Shares used in calculation of basic and diluted net loss per share                                      10,929               10,760

                                            See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                  (unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Cash flows used in operating activities:
Net loss                                                   $ (2,576)   $   (381)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                            787         528
       Amortization of deferred compensation                    132         145
       Accrued rent                                              35          16
       Net unrealized gain (loss) on securities                 (31)         68
Changes in assets and liabilities:
    Prepaid expenses and other current assets                   305        (231)
    Other assets                                               (113)          6
    Accounts payable                                           (776)       (702)
    Construction payable                                       (347)       (698)
    Accrued compensation and other accrued liabilities          221         269
    Deferred revenue                                           (154)        610
                                                           --------    --------
Net cash provided by (used in) operating activities          (2,517)       (370)
                                                           --------    --------

Cash flows used in investing activities:
Purchase of short-term investments                          (26,746)    (39,298)
Maturities of short-term investments                         25,075      40,640
Capital expenditures                                           (632)       (683)
                                                           --------    --------
Net cash provided by (used in) investing activities          (2,303)        659
                                                           --------    --------

Cash flows from financing activities:
Principal payments on capital lease obligations                (234)       (295)
Repayment of shareholder note receivable                       --            35
Net proceeds from issuance of common stock                       10          14
                                                           --------    --------
Net cash provided by (used in) financing activities            (224)       (246)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (5,044)         43
Cash and cash equivalents, beginning of period               11,763       8,317
                                                           --------    --------
Cash and cash equivalents, end of period                   $  6,719    $  8,360
                                                           ========    ========

Supplemental disclosure of cash flow information:
Income taxes paid                                          $      2    $     21
                                                           ========    ========
Interest paid                                              $     18    $     42
                                                           ========    ========

                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)

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

         On January 14, 1998, the Company announced the formation and financing of Iconix Pharmaceuticals, Inc. ("Iconix"). Iconix is a chemical genetics company which will seek to develop surrogate genetics and chemical informatics research into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors. After giving effect to the investment and including the initial options pool reserved for employees and consultants of Iconix, Microcide holds approximately 35% of the pro forma fully diluted outstanding equity of Iconix. Microcide will account for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix will not impact Microcide's Statement of Operations.

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

         This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  Investments

         Investment securities are classified as available-for-sale (estimated fair value) and consist of the following investments (in thousands):

                                                        March 31,   December 31,
                                                          1998          1997
                                                         -------      -------
Cash equivalents and short-term investments:
         Money market funds                              $   884      $ 2,133
         Corporate debt securities                        34,443       37,417
                                                         -------      -------
                                                         $35,327      $39,550
                                                         =======      =======

3. Per Share Information

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

4. Changes in Accounting Standards

         As of January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's securities to be included in comprehensive income or loss. During the three months ended March 31, 1998 and 1997, the Company's comprehensive loss amounted to $2,607,000 and $313,000, respectively.

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

         Through March 31, 1998, the Company had received in the aggregate $33.0 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive an additional $18.0 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments. In March 1998, Daiichi Pharmaceutical Co., Ltd. exercised its option to extend their collaborative agreement with Microcide for another year.

         In the event that the Company achieves the specified research and product development milestones, the Company will be entitled to receive milestone payments under its collaborative agreements ranging from $13.0 million to $32.5 million per product. No royalty payments have yet been received and the Company does not expect to receive royalties based upon the net sales of drugs for a significant number of years, if ever.

         Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. The Company expects to incur operating losses in the future.

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, the period of time the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended December 31, 1997. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

Results of Operations

Three Months Ended March 31, 1998 and 1997

         Revenues. Total revenues for the first quarter of 1998 were $3.0 million, a decrease of approximately 26% from the $4.1 million in revenues earned in the first quarter of 1997. The decline in revenues for the first quarter of 1998 relative to the first quarter of 1997 was largely due to the fact that there were no license and milestone fees in the first quarter of 1998 as compared to a $1.0 million milestone fee earned in the first quarter of 1997.

         Research and Development Expenses. Research and development expenses for the first quarter increased approximately 23% from $4.1 million in 1997 to $5.1 million in 1998, primarily due to increased compensation and other expenses related to increased headcount to support the Company's corporate collaborations and its internal programs. Additionally, expenditures for research materials and outside research contributed to the increase in research and development expenses. Research and development expenses are expected to further increase in the second quarter as the Company adds research personnel to support its corporate collaborations and internal programs, and due to increased expenses associated with the Company's antiviral research program with Iconix.

General and Administrative Expenses. General and administrative expenses for the first quarter increased approximately 4% from $1.0 million in 1997 to $1.1 million in 1998. This increase in expenses was due primarily to higher facilities costs partially offset by a reduction of compensation expenses attributable to management and administrative personnel. General and administrative expenses are not expected to change significantly in the second quarter as compared to the first quarter of 1998.

Interest Income and Expense. Interest income for the first quarter decreased from $688,000 in 1997 to $526,000 in 1998, primarily due to a decrease in average cash balances in the first quarter of 1998. Interest and other expense for the first quarter decreased from $53,000 in 1997 to $18,000 in 1998 due to a decrease in capital lease balances outstanding.

Net Loss. The net loss for the first quarter of 1998 was $2.6 million as compared to a net loss of $381,000 in the first quarter of 1997, primarily as a result of the items discussed above.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements, through other revenues principally consisting of sales of molecular diversity samples and through equipment financing. As of March 31, 1998 the Company had received $64.4 million from the sale of equity and $34.7 million in cash from license and milestone fees, research support payments under collaborative agreements and sales of molecular diversity samples.

         Cash, cash equivalents and short-term investments at March 31, 1998 were $37.0 million compared to $40.4 million at December 31, 1997. The decrease during the first quarter of 1998 was due primarily to cash used by operations of $2.5 million, $632,000 in capital expenditures and $224,000 utilized in financing activities which predominantly consisted of principal payments on capital lease obligations.

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

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed with this report:

             27.1    Financial Data Schedule

(b) Reports on Form 8-K:

       On January 29, 1998, the Company filed a report on Form 8-K, as amended on January 30, 1998 and March 30, 1998, in connection with its collaboration with Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.). The Form 8-K/A filed March 30, 1998 contains financial statements required by Article 11 of Reg. S-X.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 14, 1998




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