Form 10-Q
period 1998-06-30
MICROCIDE PHARMACEUTICALS INC
filed 1998-08-14
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

Number of shares of Common Stock, no par value, outstanding as of July 31, 1998:
10,971,930.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                  JUNE 30, 1998


                                                                           PAGE
                                                                          NUMBER
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Condensed Balance Sheets as of June 30, 1998
          and December 31, 1997                                                3

          Condensed Statements of Operations for the three
          and six months ended June 30, 1998 and June 30, 1997                 4

          Condensed Statements of Cash Flows for the six
          months ended June 30, 1998 and June 30, 1997                         5

          Notes to Condensed Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8


PART II   OTHER INFORMATION                                                   11

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults in Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                   13

                         MICROCIDE PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                          June 30,  December 31,
                                                             1998        1997
                                                           --------    --------
                                                         (Unaudited)
ASSETS
     Current assets:
          Cash and cash equivalents                        $  2,890    $ 11,763
          Short-term investments                             31,024      28,624
          Prepaid expenses and other current assets           1,925       1,284
                                                           --------    --------
     Total current assets                                    35,839      41,671
                                                           --------    --------

          Property and equipment, net                         9,780       9,540
          Other assets                                          885         571
                                                           --------    --------

Total assets                                               $ 46,504    $ 51,782
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                 $    990    $  1,313
          Construction payable                                  344         347
          Accrued compensation                                  779         746
          Current portion of capital lease obligations          377         612
          Deferred revenue                                      875         786
          Other accrued liabilities                             675         632
                                                           --------    --------
     Total current liabilities                                4,040       4,436
                                                           --------    --------

     Long-term portion of capital lease obligations              82         224
     Accrued rent                                               164         226


Stockholders' equity:
     Common stock                                            66,792      66,930
     Deferred compensation                                     (725)     (1,251)
     Net unrealized loss on marketable securities               (58)        (44)
     Accumulated deficit                                    (23,791)    (18,739)
                                                           --------    --------
Total stockholders' equity                                   42,218      46,896
                                                           --------    --------

Total liabilities & stockholders' equity                   $ 46,504    $ 51,782
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

                  See Notes to Condensed Financial Statements.

                                                   Microcide Pharmaceuticals, Inc.

                                                 Condensed Statements of Operations
                                              (In thousands, except per share amounts)
                                                             (Unaudited)

                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                         June 30,
                                                                        -------------------------         -------------------------
                                                                          1998             1997             1998             1997
                                                                        --------         --------         --------         --------
Revenues
     License and milestone fees                                         $   --           $   --           $   --           $  1,000
     Research revenue                                                      2,800            2,994            5,835            6,101
                                                                        --------         --------         --------         --------

Total revenues                                                             2,800            2,994            5,835            7,101

Operating expenses
     Research and development                                              4,815            4,336            9,876            8,437
     General and administrative                                              953            1,099            2,011            2,121
                                                                        --------         --------         --------         --------

Total operating expenses                                                   5,768            5,435           11,887           10,558
                                                                        --------         --------         --------         --------


Loss from operations                                                      (2,968)          (2,441)          (6,052)          (3,457)

Interest income                                                              504              650            1,030            1,338
Interest expense                                                             (12)             (40)             (30)             (93)
                                                                        --------         --------         --------         --------
Net loss                                                                $ (2,476)        $ (1,831)        $ (5,052)        $ (2,212)
                                                                        ========         ========         ========         ========

Net loss per share                                                      $  (0.23)        $  (0.17)        $  (0.46)        $  (0.21)
                                                                        ========         ========         ========         ========


Shares used in calculation of net loss per share                          10,957           10,778           10,941           10,797

                                            See Notes to Condensed Financial Statements.

                                                   Microcide Pharmaceuticals, Inc.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents


                                                                                                            Six Months Ended
                                                                                                                 June 30
                                                                                                      -----------------------------
                                                                                                        1998                 1997
                                                                                                      --------             --------
Cash flows used in operating activities:
     Net loss                                                                                         $ (5,052)            $ (2,212)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                                                  1,466                1,258
          Amortization of deferred compensation                                                            264                  295
          Accrued rent                                                                                     (62)                  32
          Net unrealized gain (loss) on securities                                                         (14)                  25
     Changes in assets and liabilities:
          Prepaid expenses and other current assets                                                       (641)                (235)
          Other assets                                                                                    (314)                   6
          Accounts payable                                                                                (326)              (1,355)
          Accrued compensation and other accrued liabilities                                                76                  389
          Deferred revenue                                                                                  89                  125
                                                                                                      --------             --------

Net cash used in operating activities                                                                   (4,514)              (1,672)
                                                                                                      --------             --------

Cash flows used in investing activities:
     Purchase of short-term investments                                                                (26,410)             (62,015)
     Maturities of short-term investments                                                               24,010               61,290
     Capital expenditures                                                                               (1,708)              (1,308)
                                                                                                      --------             --------

Net cash provided by (used in) investing activities                                                     (4,108)              (2,033)
                                                                                                      --------             --------

Cash flows financing activities:
     Principal payments on capital lease obligations                                                      (377)                (582)
     Repayment of shareholder note                                                                           0                   35
     Net proceeds from issuance of common stock                                                            126                  126
                                                                                                      --------             --------

Net cash used in financing activities                                                                     (251)                (421)
                                                                                                      --------             --------

Net decrease in cash and cash equivalents                                                               (8,873)              (4,126)
Cash and cash equivalents at beginning of period                                                        11,763                8,317
                                                                                                      --------             --------

Cash and cash equivalents at end of period                                                            $  2,890             $  4,191
                                                                                                      ========             ========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                                                $      2             $     21
                                                                                                      ========             ========
     Interest paid                                                                                    $     30             $     81
                                                                                                      ========             ========

                                            See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)


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

2.  Investments

         Investment securities are classified as available-for-sale (estimated fair value) and consist of the following investments (in thousands):

                                                     June 30,       December 31,
                                                       1998             1997
                                                     -------           -------
Cash equivalents and short-term investments:
         Money market funds                          $ 4,588           $ 2,133
         Corporate debt securities                    26,436            37,417
                                                     -------           -------
                                                     $31,024           $39,550
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

4. Changes in Accounting Standards

         As of January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's securities to be included in comprehensive income or loss. During the six months ended June 30, 1998 and 1997, the Company's comprehensive loss amounted to $5,066,000 and $2,187,000, respectively.

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

         Through June 30, 1998, the Company had received in the aggregate $35.0 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive up to an additional $16.0 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

         In the event that the Company achieves the specified research and product development milestones, the Company will be entitled to receive milestone payments under its collaborative agreements with the three major pharmaceutical companies ranging from $13.0 million to $32.5 million per product. No royalty payments have yet been received and the Company does not expect to receive royalties based upon the net sales of drugs for a significant number of years, if ever.

         In May 1998, the Company signed an agreement to extend various facilities leases for a 60-month term after their scheduled expiration. The lease combines other previous agreements signed in relation to its facilities comprising 71,210 square feet. The agreement calls for total minimum monthly rental payments ranging from $132,000 to $152,000 beginning on October 1, 2000.

         Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. The Company expects to incur operating losses in the future.

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, and the period of time the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, expectations concerning the Company's future research and development and general and administrative expenses and future facility needs. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended December 31, 1997. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

Results of Operations

Three Months Ended June 30, 1998 and 1997

Revenues. Total revenues for the second quarter of 1998 were $2.8 million, a decrease of 6% from the $3.0 million in revenues recognized in the second quarter of 1997, due to a decrease in research support revenues. Research support revenue decreased in the second quarter of 1998 due primarily to lower revenues earned from the Daiichi collaborative agreement resulting from a decrease in reimbursable costs associated with the program. There were no license and milestone fees earned for either period.

Research and Development Expenses. Research and development expenses for the second quarter increased approximately 11% from $4.3 million in 1997 to $4.8 million in 1998. The increases are due primarily to higher compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, higher costs relating to expanded research and development facilities, and costs associated with providing research support to Iconix Pharmaceuticals related to the viral research program, partially offset by lower expenses related to assembling the Company's molecular diversity collection. Research and development expenses are expected to further increase in the third quarter.

General and Administrative Expenses. General and administrative expenses for the second quarter decreased 13% from $1.1 million in 1997 to $1.0 million in 1998. Decreased expenses primarily consisted of lower operational costs, travel and entertainment costs, and facilities costs. General and administrative expenses may increase in dollar amounts in the third quarter, but are expected to be at a lower percentage of total operating expenses.

Interest Income and Expense. Interest income for the second quarter decreased from $650,000 in 1997 to $504,000 in 1998, primarily due to a decrease in average cash balances. Interest expense for the second quarter decreased from $40,000 in 1997 to $12,000 in 1998 due to a decrease in capital lease balances outstanding.

Six Months Ended June 30, 1998 and 1997

Revenues. Total revenues for the first half of 1998 were $5.8 million, a decrease of 18% from the $7.1 million in revenues for the first half of 1997 primarily due to a decrease in license and milestone fees. In addition, research support revenue decreased from $6.1 million in the first half of 1997 to $5.8 million in the first half of 1998 primarily as a result of lower revenues earned from the Daiichi collaborative agreement resulting from a decrease in reimbursable costs associated with the program.

Research and Development Expenses. Research and development expenses for the first half of 1998 were $9.9 million, an increase of approximately 17% from $8.4 million in the first half of 1997, primarily due to increased compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, higher costs relating to expanded research and development facilities, and costs associated with providing research support to Iconix Pharmaceuticals related to the viral research program, partially offset by lower expenses related to assembling the Company's molecular diversity collection. Research and development expenses are expected to further increase in the second half of 1998.

General and Administrative Expenses. General and administrative expenses for the first half of 1998 decreased approximately 5% from $2.1 million in 1997 to $2.0 million in 1998. Decreased expenses primarily consisted of lower payroll and related expenses, lower operational costs, and lower travel and entertainment costs, partially offset by an increase in outside service expenses associated with recruiting, legal and insurance activities. General and administrative expenses may increase in dollar amounts in the second half of 1998 as compared to the first half of 1998, but are expected to be at a lower percentage of total operating expenses.

Interest Income and Expense. Interest income for the first half of 1998 decreased from $1.3 million in 1997 to $1.0 million in 1998, primarily due to a decrease in average cash balances. Interest expense decreased from $93,000 in the first half of 1997 to $30,000 in the first half of 1998 due to a decrease in capital lease balances outstanding.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements, through other revenues principally consisting of sales of molecular diversity samples and through equipment financing. As of June 30, 1998 the Company had received approximately $64.5 million in net proceeds from the sale of equity and approximately $36.7 million from license and milestone fees, research support payments under collaborative agreements and sales of molecular diversity samples.

         Cash, cash equivalents and short-term investments at June 30, 1998 were $33.9 million compared to $40.4 million at December 31, 1997. The decrease during the first half of 1998 was due primarily to cash used by operations of $4.5 million, $1.7 million in capital expenditures and $251,000 utilized in financing activities which predominantly consisted of principal payments on capital lease obligations.

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

             None.

Item 3.      Defaults in Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

       (a) The Annual Meeting of Stockholders of Microcide Pharmaceuticals, Inc. was held on June 18, 1998.

       (b) The following Class II Directors were elected to serve for a term of three years to expire at the Company's 2001 Annual Meeting of
             Stockholders:

             Name                                    Position                            Term Expires
             ----------------------------------      ---------------------------------   ------------
             Hugh Y. Rienhoff, Jr., M.D.             Class II Director                        2001
             John P. Walker                          Class II Director                        2001

             The following Class I and III Directors continue to serve their respective terms which expire at the Company's Annual Meeting of Stockholders in the year as noted:

             Name                                    Position                            Term Expires
             ----------------------------------      ---------------------------------   ------------
             Daniel L. Kisner, M.D.                  Class I Director                         2000
             David Schnell, M.D.                     Class I Director                         2000
             Mark B. Skaletsky                       Class I Director                         2000
             Keith A. Bostian, Ph.D.                 Class III Director                       1999
             James E. Rurka                          Class III Director                       1999

       (c) The matters voted upon at the meeting and the voting results were as follows:

             (i) The election of two Class II Directors for a term of three years:

             Name                                          For                  Against    Abstain  Not Voted
             ---------------------------                ---------               -------    -------  ---------
             Hugh Y. Rienhoff, Jr., M.D.                8,582,585               128,973       -     2,226,934
             John P. Walker                             8,592,285               119,273       -     2,226,934




             (ii)  Approval of amendment to the Company's 1993 Amended Incentive
                   Stock Plan, increasing the number of shares of Common Stock reserved for issuance from 1,880,000 to 2,280,000:

                        For                      Against                   Abstain               Not Voted
                     ---------                   -------                   ------                ---------
                     8,141,242                   547,396                   22,920                2,226,934

             (iii) Ratification  of the  appointment  of  Ernst &  Young  LLP as independent auditors for the fiscal year ending December 31, 1998:

                        For                      Against                   Abstain               Not Voted
                     ---------                   -------                   ------                ---------
                     8,686,515                    13,284                    11,759               2,226,934

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

     (a)     The following exhibits have been filed with this report:

             10.22 Lease agreement between the Registrant and Portola Land Co. dated May 1998
             27.1   Financial Data Schedule

     (b)     Reports on Form 8-K.
             No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 14, 1998




                                MICROCIDE PHARMACEUTICALS, INC.
                                ------------------------------------------------
                                (Registrant)


                                /s/ James E. Rurka
                                ------------------------------------------------
                                President, Chief Executive Officer and Director (principal executive officer)



                                /s/ Matthew J. Hogan
                                ------------------------------------------------
                                Chief Financial Officer
                                (principal financial and accounting officer)