Form 10-Q
period 1998-09-30
MICROCIDE PHARMACEUTICALS INC
filed 1998-11-16
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-28006


                         MICROCIDE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                          94-3186021
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation of organization)                        Identification Number)

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

Number of shares of Common Stock, no par value, outstanding as of October 30, 1998: 10,996,683.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 1998


                                                                           PAGE
                                                                          NUMBER


PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements and Notes

             Condensed Balance Sheets as of September 30, 1998                3
             and December 31, 1997

             Condensed Statements of Operations for the three and nine
             months ended September 30, 1998 and September 30, 1997           4

             Condensed Statements of Cash Flows for the nine months
             ended September 30, 1998 and September 30, 1997                  5

             Notes to Condensed Financial Statements                          6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8


PART II      OTHER INFORMATION                                                11

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults in Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES                                                                    12

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                      CONDENSED BALANCE SHEETS
                                                           (In thousands)

                                                                                                   September 30,        December 31,
                                                                                                        1998                1997
                                                                                                      --------             --------
                                                                                                     (unaudited)
ASSETS
     Current assets:
          Cash and cash equivalents                                                                   $  7,590             $ 11,763
          Short-term investments                                                                        22,928               28,624
          Receivables, prepaid expenses and other current assets                                         2,387                1,284
                                                                                                      --------             --------
     Total current assets                                                                               32,905               41,671
                                                                                                      --------             --------

          Property and equipment, net                                                                    9,927                9,540
          Other assets                                                                                     335                  571
                                                                                                      --------             --------
Total assets                                                                                          $ 43,167             $ 51,782
                                                                                                      ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                                                                            $    702             $  1,313
          Construction payable                                                                              17                  347
          Accrued compensation                                                                             840                  746
          Current portion of capital lease obligations                                                     268                  612
          Deferred revenue                                                                                 228                  786
          Other accrued liabilities                                                                        841                  632
                                                                                                      --------             --------
     Total current liabilities                                                                           2,896                4,436
                                                                                                      --------             --------

     Long-term portion of capital lease obligations                                                         47                  224
     Accrued rent                                                                                          177                  226


Stockholders' equity:
     Common stock                                                                                       66,799               66,930
     Deferred compensation                                                                                (588)              (1,251)
     Net unrealized gain (loss) on marketable securities                                                    31                  (44)
     Accumulated deficit                                                                               (26,195)             (18,739)
                                                                                                      --------             --------
Total stockholders' equity                                                                              40,047               46,896
                                                                                                      --------             --------

Total liabilities & stockholders' equity                                                              $ 43,167             $ 51,782
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

                                            See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)
                                                             (Unaudited)

                                                                          Three Months Ended                 Nine Months Ended
                                                                              September 30,                    September 30,
                                                                        -------------------------         -------------------------
                                                                          1998             1997             1998             1997
                                                                        --------         --------         --------         --------
Revenues
     License, milestone and other revenues                              $     43         $  1,054         $     43         $  2,054
     Research revenue                                                      2,800            3,024            8,635            9,125
                                                                        --------         --------         --------         --------

Total revenues                                                             2,843            4,078            8,678           11,179
                                                                        --------         --------         --------         --------


Operating expenses
     Research and development                                              4,723            5,078           14,599           13,515
     General and administrative                                              980            1,005            2,991            3,126
                                                                        --------         --------         --------         --------

Total operating expenses                                                   5,703            6,083           17,590           16,641
                                                                        --------         --------         --------         --------


Loss from operations                                                      (2,860)          (2,005)          (8,912)          (5,462)

Interest income, net                                                         456              624            1,456            1,869
                                                                        --------         --------         --------         --------

Net loss                                                                $ (2,404)        $ (1,381)        $ (7,456)        $ (3,593)
                                                                        ========         ========         ========         ========


Net loss per share                                                      $  (0.22)        $  (0.13)        $  (0.68)        $  (0.33)
                                                                        ========         ========         ========         ========

Shares used in calculation of net loss per share                          10,972           10,843           10,951           10,800

                                            See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                           (In thousands)

                                                                                                          Nine Months Ended
                                                                                                             September 30,
                                                                                                     ------------------------------
                                                                                                       1998                  1997
                                                                                                     --------              --------
Cash flows used in operating activities:
     Net loss                                                                                        $ (7,456)             $ (3,593)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                                                 2,241                 2,231
          Amortization of deferred compensation                                                           401                   446
          Accrued rent                                                                                    (49)                   81
          Net unrealized gain (loss) on securities                                                         75                   (70)
     Changes in assets and liabilities:
          Receivables, prepaid expenses and other current assets                                       (1,103)               (1,032)
          Other assets                                                                                    236                  (414)
          Construction payable                                                                           (330)                 (209)
          Accounts payable                                                                               (611)                 (566)
          Accrued compensation and other accrued liabilities                                              303                   550
          Deferred revenue                                                                               (558)                 (145)
                                                                                                     --------              --------
Net cash used in operating activities                                                                  (6,851)               (2,721)
                                                                                                     --------              --------

Cash flows provided by investing activities:
     Purchase of short-term investments                                                               (13,797)              (21,289)
     Maturities of short-term investments                                                              19,493                25,710
     Capital expenditures                                                                              (2,628)               (2,508)
                                                                                                     --------              --------
Net cash provided by investing activities                                                               3,068                 1,913
                                                                                                     --------              --------

Cash flows used in financing activities:
     Principal payments on capital lease obligations                                                     (521)                 (843)
     Repayment of shareholder note                                                                       --                      35
     Net proceeds from issuance of common stock                                                           131                   148
                                                                                                     --------              --------
Net cash used in financing activities                                                                    (390)                 (660)
                                                                                                     --------              --------

Net decrease in cash and cash equivalents                                                              (4,173)               (1,468)
Cash and cash equivalents at beginning of period                                                       11,763                 8,317
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $  7,590              $  6,849
                                                                                                     ========              ========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                                               $      2              $     22
                                                                                                     ========              ========
     Interest paid                                                                                   $     21              $    116
                                                                                                     ========              ========

                                            See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)


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

2.  Investments

         Investment securities are classified as available-for-sale (estimated fair value) and consist of the following investments (in thousands):

                                                September 30,   December 31,
                                                     1998            1997
                                                 ----------       ----------
Cash equivalents and short-term investments:
         Money market funds                      $    5,620       $    2,133
         Corporate debt securities                   22,928           37,417
                                                 ----------       ----------
                                                 $   28,548       $   39,550
                                                 ==========       ==========

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

4.  Changes in Accounting Standards

         As of January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's securities to be included in comprehensive income or loss. During the nine months ended September 30, 1998 and 1997, the Company's comprehensive loss amounted to $7,381,000 and $3,663,000, respectively.

                         MICROCIDE PHARMACEUTICALS, INC.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Overview

         As  part  of  the  Company's  strategy  to  enhance  its  research  and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with three major pharmaceutical companies. The Company has received license fees, research support payments and milestone payments pursuant to these agreements and can potentially receive additional research support payments, additional milestone payments and royalty payments. License fees are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the collaborative agreements, the Company will receive royalty payments based upon the net sales of such drugs.

         Through September 30, 1998, the Company had received in the aggregate $38.9 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive up to an additional $15.8 million of research support payments. In addition, in the event that any of the collaborative agreements are extended beyond their current terms, the Company will be entitled to receive additional research support payments.

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

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, and the period of time for which the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, expectations concerning the Company's future research and development and general and administrative expenses and the potential impact of the Year 2000 issue. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, manufacture, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, or that the Year 2000 issue will have a material impact on the Company, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended December 31, 1997. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

Results of Operations

Three Months Ended September 30, 1998 and 1997

Revenues. Total revenues for the third quarter of 1998 were $2.8 million, a decrease of 30% from the $4.1 million in revenues recognized in the third quarter of 1997; the decrease was largely due to $1.0 million in additional revenues associated with the sale of molecular diversity samples in the third quarter of 1997 as compared to the third quarter of 1998. In addition, research support revenue decreased $0.2 million in the third quarter of 1998 due primarily to lower revenues earned from the Daiichi collaborative agreement resulting from a decrease in reimbursable costs associated with the program.

Research and Development Expenses. Research and development expenses for the third quarter decreased approximately 8% from $5.1 million in 1997 to $4.7 million in 1998. The decrease was due primarily to lower costs related to assembling the Company's molecular diversity collection and lower expenses for research supplies and materials, partially offset by higher compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher costs relating to expanded research and development facilities, and costs associated with providing research support to Iconix Pharmaceuticals related to the viral research program. Research and development expenses are not expected to materially change in the fourth quarter.

General and Administrative Expenses. General and administrative expenses for the third quarter were approximately equal at $1.0 million in both 1997 and 1998. General and administrative expenses are not expected to materially change in the fourth quarter.

Interest Income, net. Interest income for the third quarter decreased from $665,000 in 1997 to $462,000 in 1998, primarily due to a decrease in average cash balances. Interest expense for the third quarter decreased from $41,000 in 1997 to $6,000 in 1998 due to a decrease in capital lease balances outstanding.

Nine Months Ended September 30, 1998 and 1997

Revenues. Total revenues for the first nine months of 1998 were $8.7 million, a decrease of 22% from $11.2 million in revenues for the first nine months of 1997; the decrease was primarily due to an additional $2.0 million in milestone payments and revenues associated with the sales of molecular diversity samples in the first nine months of 1997 as compared to the first nine months of 1998. In addition, research support revenue decreased $0.5 million primarily as a result of lower revenues earned from the Daiichi collaborative agreement resulting from a decrease in reimbursable costs associated with the program.

Research and Development Expenses. Research and development expenses for the first nine months of 1998 were $14.6 million, an increase of approximately 8% from $13.5 million in the first nine months of 1997, primarily due to increased compensation and other employee-related expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher costs relating to expanded research and development facilities and costs associated with providing research support to Iconix Pharmaceuticals related to the viral research program, partially offset by lower expenses related to assembling the Company's molecular diversity collection, as well as lower expenses for research supplies.

General and Administrative Expenses. General and administrative expenses for the first nine months of 1998 decreased approximately 4% from $3.1 million in 1997 to $3.0 million in 1998. Decreased expenses primarily consisted of lower payroll and related expenses and lower operational costs partially offset by an increase in outside service expenses associated with legal and insurance activities and higher costs related to expansion of facilities.

Interest Income, net. Interest income for the first nine months of 1998 decreased from $2.0 million in 1997 to $1.5 million in 1998, primarily due to a decrease in average cash balances. Interest expense decreased from $134,000 in the first nine months of 1997 to $21,000 in the first nine months of 1998 due to a decrease in capital lease balances outstanding.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements, through other revenues principally consisting of sales of molecular diversity samples and through equipment financing. As of September 30, 1998 the Company had received approximately $64.5 million in net proceeds from the sale of equity and approximately $38.9 million from license fees and milestone payments, research support payments under collaborative agreements and sales of molecular diversity samples.

         Cash, cash equivalents and short-term investments at September 30, 1998 were $30.5 million compared to $40.4 million at December 31, 1997. The decrease during the first nine months of 1998 was due primarily to cash used by operations of $6.9 million, $2.6 million in capital expenditures and $390,000 utilized in financing activities which predominantly consisted of principal payments on capital lease obligations.

         The Company believes that its existing capital resources, interest income and future payments due under collaborative agreements will enable the Company to maintain current and planned operations at least through 1999.


Impact of Year 2000

         The "Year 2000" issue generally describes the various problems which may result from the improper processing of dates and date-sensitive calculations. Computers and other equipment containing computer-related components (such as programmable logic controllers and other embedded systems) using two digits to identify the year in a date may not be able to distinguish between dates in the 20th century versus the 21st century. This issue could cause system or equipment malfunctions resulting in material and adverse interruptions in operations.

         The Company has begun to assess the potential impact of the Year 2000 computer problem on its computer systems, research equipment with embedded chips or software, and on the ability of third parties to supply critical materials and services. The Company has completed the assessment of its computer systems and believes them to be Year 2000 compliant. The Company expects to complete the assessment of its embedded systems and certain third party suppliers by the second quarter of 1999, and to take necessary remediation action by the end of 1999. Expenditures to date have not been material and have consisted solely of the time of certain company personnel. Based on the partial assessment completed through September 30, 1998, the Company does not currently expect the future costs of completing the assessment and making equipment modifications to be material. Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company is unable to control whether the firms and vendors it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company's operations could be affected to the extent that firms and vendors would be unable to provide services or ship products. However, management does not believe the Year 2000 changes will have a material impact on its business, financial condition or results of operations.

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities

             None.

Item 3.      Defaults in Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             Deadline for Receipt of Stockholder Proposals

             Stockholders are entitled to present proposals for action at a forthcoming meeting if they comply with the requirements of the proxy rules established by the Securities and Exchange Commission. Proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 1999 Annual Meeting of Stockholders must be received by the Company no later than December 31, 1998 in order that they may be considered for inclusion in the proxy statement and form of proxy relating to that meeting.

             If a stockholder intends to submit a proposal at the Company's Annual Meeting, which is not eligible for inclusion in the proxy statement relating to that meeting, the stockholder must give the Company notice in accordance with the requirements set forth in the Securities Exchange Act of 1934, as amended, no later than February 14, 1999. If such a stockholder fails to comply with the foregoing notice provision, the proxy holders will be allowed to use their discretionary authority when and if the proposal is raised at the Company's Annual Meeting in 1999.

Item 6.      Exhibits and Reports on Form 8-K

     (a)     The following exhibits have been filed with this report:

              27.1     Financial Data Schedule

     (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 16, 1998




                                 MICROCIDE PHARMACEUTICALS, INC.
                                 -------------------------------
                                 (Registrant)


                                   /s/  James E. Rurka
                                 ---------------------
                                 President, Chief Executive Officer and Director (principal executive officer)




                                   /s/  Matthew J. Hogan
                                 -----------------------
                                 Chief Financial Officer
                                 (principal financial and accounting officer)