Form 10-K405
period 1998-12-31
MICROCIDE PHARMACEUTICALS INC
filed 1999-03-31
CIK 1010915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                ----------------

                                    FORM 10-K

                                ----------------

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on December 31, 1998 was approximately $26 million, based upon the closing price of such stock on December 31, 1998.

     As of March 1, 1999, 11,018,242 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Microcide is a biopharmaceutical company whose mission is to discover, develop and commercialize novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's discovery and development programs address the growing problem of bacterial drug resistance and the need for improved antifungal and antiviral agents through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators to directly address existing bacterial and fungal resistance problems, and (ii) Targeted Genomics, which utilizes bacterial, fungal and viral genetics to discover new classes of antimicrobials and other novel treatments for infectious diseases.

     The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) it is the third largest pharmaceutical market, with systemic antibiotics in 1997 totaling $22.4 billion in worldwide sales, including $6.7 billion in the United States;
(ii) there are significant unmet clinical needs, caused by growing bacterial resistance problems, that require new antibacterial therapies; and (iii) the preclinical and clinical development process for antibiotics generally follows an efficient and well-defined path to the market. The Company believes that the systemic antifungals market, totaling approximately $2.3 billion in 1997, also represents an attractive opportunity because there currently are relatively few effective and non-toxic agents to treat the population of immunocompromised patients with systemic fungal infections. Despite recent progress by industry in introducing new antiviral agents, which have contributed to the market expanding 33% in 1997 to $3.4 billion, the Company believes that there is a clear clinical need for additional and improved treatments for viral infections.

     Microcide's Targeted Antibiotics programs seek to rapidly develop clinically useful antibiotics tailored to treat specific bacterial and fungal infections, as well as potentiators, to overcome resistance pathways and restore usefulness to existing agents that have been rendered ineffective. The specific problematic bacteria being addressed by the Company (staphylococci, enterococci, Pseudomonas aeruginosa and Streptococcus pnenumoniae) are responsible for 44% of the approximately two million hospital-acquired infections occurring annually in the United States. These infections are estimated to result in approximately eight million days of extended hospital stay and account for more than $4.0 billion in additional health care costs each year. Microcide's Fungal Efflux Program is designed to identify inhibitors of efflux pumps and thereby restore or improve the effectiveness of antifungal agents against such pathogens as Candida and Aspergillus.

     Microcide's Targeted Genomics programs seek to identify and exploit the pharmaceutically-relevant portions of bacterial genomes that are essential to:
(1) bacterial viability in vitro (the Bacterial Essential Genes Program and Animal Health Program), (2) fungal viability in vitro (the Fungal Genomics Program), or (3) bacterial growth in vivo (the Bacterial In Vivo Survival Genes Program). In the Bacterial Essential Genes Program, Microcide has identified over 100 essential gene targets, which have been selectively incorporated into the Company's high-throughput, multi-channel screening system to discover new classes of antibiotics. In the Animal Health Program, essential bacterial targets are being identified and prioritized, and those with specificity for animal health pathogens will be used in screening to discover antibiotics designed specifically for animal health use. In the Fungal Genomics Program, a proprietary collection of 160 fungal mutants has been specifically created by the Company to target over 100 essential genes in six pharmaceutically-relevant pathways, a subset of which are selectively being incorporated into the Company's high-throughput, whole-cell assay system to search for novel, small molecule antifungal agents. In the Bacterial In Vivo Survival Genes Program, Microcide has developed new molecular genetics technologies in order to discover and develop novel therapeutic agents based on interference with the function of bacterial genes required for survival in vivo. Microcide also has established, in concert with Iconix Pharmaceuticals, Inc., a Viral Genomics Program based on applying surrogate genetic technologies to the creation of drug screens for a number of viral disease targets, in the search for improved antiviral agents.

     The Company has entered into collaborative agreements with three major pharmaceutical companies to enhance certain of its discovery and development programs. As of December 31, 1998, the Company's collaborative partners have provided the Company with $40.6 million of license fees, milestone payments and research support payments and $10.0 million in equity investments. Assuming each of the collaborative agreements continues until its scheduled expiration, the Company will be entitled to receive an additional $13.2 million of research support payments. The Company has retained full rights to products which may result from its internal, self-funded programs in Bacterial In Vivo Survival Genes, Fungal Efflux Pumps and Fungal Genomics.

     J&J. Microcide established a collaboration in October 1995 with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute (each of which are affiliates of Johnson & Johnson and are collectively referred to as "J&J") to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The Company and J&J selected an initial beta-lactam drug candidate for pre-clinical development in October 1996 and the Company expects to enter into clinical trials with respect to such product candidate in 1999. If specified research and development milestones are achieved, the Company will be entitled to receive up to $16.5 million for the initial product and up to $15.5 million for each subsequent product developed within the collaboration.

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

     PFIZER. Microcide established a collaboration in March 1996 with Pfizer to implement its bacterial in vitro essential gene and multi-channel screening system to discover novel classes of antibiotics. If specified research and development milestones are achieved, Microcide will be entitled to receive milestone payments of up to $32.5 million for each product developed within the collaboration. In January 1999, Microcide and Pfizer established a separate collaboration to utilize bacterial genetic approaches with in vitro essential genes to discover products for the treatment of bacterial infections in animals. If specified research and development milestones are achieved, Microcide will be entitled to receive certain milestone payments for each product developed within the collaboration; such milestone payments are lower in amount than those applicable to human health applications.

     ICONIX. In January 1998, Microcide entered into a collaboration with Iconix Pharmaceuticals, Inc. ("Iconix"), a newly established biotechnology company of which Microcide is a significant minority shareholder, and to which Microcide licensed or assigned certain technology related to surrogate genetics ("Surrogate Genetics Technology"). Iconix will apply the Surrogate Genetics Technology to a number of viral disease targets in a search for novel antiviral agents. Microcide is obligated to provide Iconix with research support payments of $2.5 million in each of 1999 and 2000. Microcide has been granted worldwide development, manufacturing and marketing rights to any antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, Iconix will be entitled to receive milestone payments from Microcide of up to $11.0 million for the first product and up to $10.5 million for each subsequent product developed within the collaboration.

     The information set forth in this Business Section contains forward-looking statements, including but not limited to statements concerning the use of the Company's discoveries and technology platform to identify potential product candidates, expectations regarding the anticipated date of selection of clinical development candidates, the expected date of commencement of clinical trials, development time lines, the timing and likelihood of regulatory approvals, the continuation of the Company's collaborations with its corporate partners, the Company's future capital requirements and the expected time period during which the Company's existing financial resources will meet such capital requirements, and business conditions and growth in the biopharmaceutical industry and general economy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth in this Business Section, as well as those set forth elsewhere in this Form 10-K.

     The Company was founded in December 1992, has not commenced clinical trials of any drugs and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a significant number of years, if at all. Since inception, the Company has focused its activities on the development of a gene function-based technology platform and other proprietary information to identify and commercialize novel antimicrobials for the treatment of serious infections. It is difficult to predict when, if ever, the Company will be able to successfully discover additional novel lead compounds for potential development as product candidates. All compounds discovered by the Company will require extensive preclinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive preclinical and clinical testing required to establish safety and efficacy will take a number of years, and the time required to commercialize new drugs cannot be predicted with accuracy. There can be no assurance that the Company's approach to drug discovery, or the efforts of any collaborative partner of the Company, will result in the successful development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse effects or inadequate therapeutic efficacy would slow or prevent product development efforts of the Company or its collaborative partners and have a material adverse effect on the Company's operations. The Company will not receive revenues or royalties from sales of drugs for a significant number of years, if at all. Failure to receive significant revenue or achieve profitable operations could impair the Company's ability to sustain operations, and there can be no assurance that the Company will ever receive significant revenues or achieve profitable operations.

INFECTIOUS DISEASE ENVIRONMENT

     BACTERIAL INFECTIONS AND ANTIBIOTICS OVERVIEW

     Bacterial infections are a significant and growing medical problem. They occur when the body's immune system cannot prevent invasion and colonization by disease-causing bacteria. These infections may be confined to a single organ or tissue, or disseminated throughout the body, and can cause many serious clinical conditions, including pneumonias, endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, complicated urinary tract infections, bacteremia and septicemia.

      According to estimates by the United States Centers for Disease Control and Prevention (the "CDC"), approximately 1.9 million hospital-acquired infections occurred in the United States in 1995, accounting for more than $4.5 billion in additional health care costs and contributing to more than 88,000 deaths. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, making infectious diseases the third leading cause of death in the United States. The Company believes that bacterial infections, especially infections caused by difficult-to-treat, antibiotic-resistant bacteria, cause or contribute to a substantial majority of these deaths.

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

     Antibiotics work by interfering with a vital bacterial cell function at a specific cellular target, either killing the bacteria or inhibiting their multiplication, thereby allowing the patient's immune system to clear the bacteria from the body. Currently available antibiotics work on relatively few targets, through mechanisms such as inhibiting protein or cell wall biosynthesis. These targets tend to be present in all bacteria and are highly similar in structure and function, such that certain antibiotics kill or inhibit growth of a broad range of bacterial species (i.e., broad-spectrum antibiotics).

     Major structural classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Penicillin, a member of the beta-lactam class (which also includes extended-spectrum penicillins, cephalosporins and carbapenems), was first developed in the 1940s. Nalidixic acid, the earliest member of the quinolone class, was discovered in the 1960s. The creation of broad-spectrum antibiotics began in the 1970s and 1980s, with major advances seen in the 1970s with the development of newer beta-lactams, and in the 1980s with the development of fluoroquinolones. These antibiotics remain the mainstay of therapy, since no major new class of antibiotics has been discovered and commercialized in the last 20 years.

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

     FUNGAL INFECTIONS

     Invasive infections due to fungi are a continuing problem, particularly among patient populations with compromised host defenses due to immunosuppressive drugs (e.g., in organ transplant patients or cancer chemotherapy) or underlying diseases (e.g., AIDS). Despite the limitations of existing therapeutics, systemic antifungal agents generated worldwide sales of approximately $2.3 billion in 1997, according to IMS International. The two major classes of clinically important systemic antifungal agents utilize essentially only two targets: ergosterol (membrane) and cell wall biosynthesis. Amphotericin B, while fungicidal, has toxicity limitations in many patients. In contrast, the azole class of compounds is limited by suboptimal efficacy in the treatment of deep-seated fungal infections in immunocompromised patients, due to its fungistatic mode-of-action and emerging drug resistance.

     VIRAL INFECTIONS

     Viral infections continue to be a major medical problem in both immune-competent and immunosuppressed patients. Over 25 million people are estimated to be infected with the human immunodeficiency virus (HIV). Newer combination therapies with HIV-protease inhibitors or newer reverse-transcriptase inhibitors have markedly improved survival and reduced the occurrence of opportunistic infections. However, these agents are often poorly tolerated by patients due to drug-drug interactions and adverse effects, require frequent administration of multiple pills that makes adherence to prescribed regimens difficult, and are subject to viral resistance to therapy, resulting in a need for new agents. There is a vast unmet clinical need for effective and well-tolerated antiviral therapy in other viral infections with a high prevalence and morbidity. Hepatitis B (HBV) afflicts a major proportion of the global population; U.S. Centers for Disease Control and Prevention estimates that approximately 3.9 million people in the U.S. have hepatitis C infection
(HCV). Both of these forms can cause chronic infections that can lead to the need for liver transplantation and other complications. Well-tolerated treatment regimens that produce a durable antiviral response would represent a considerable advance in the long-term management of chronically-infected patients. Cytomegalovirus infection remains a complication in transplant patients as well as in certain pediatric populations, and existing antiviral therapies are often poorly tolerated.

     ANIMAL HEALTH INFECTIONS

     Bacterial infections represent a major problem for the animal health industry, particularly with respect to livestock animals but also for companion animals. Livestock undergo periods of stress-induced suppression of immunity during which there is increased susceptibility to bacterial infection. Important bacterial pathogens of livestock include species responsible for bovine and porcine respiratory diseases, enteric diseases, and mastitis. The Company estimates that global sales of antiinfective products for use in animal health applications are in excess of $2.0 billion.

     RESISTANCE PROBLEMS

     One of the key contributors to the increase in mortality and morbidity due to bacterial infections is the increasing prevalence of drug-resistant bacteria. Evidence of bacterial resistance to penicillin was first seen in the 1940s shortly after its introduction. Methicillin and subsequent second-generation penicillins were developed to overcome these penicillin-resistant organisms, but resistance to methicillin in turn began to occur in the 1970s shortly after its release, and has continued to increase. Similar resistance problems are now seen with a number of clinically important bacteria targeted by the Company's initial products, including staphylococci, enterococci, pneumococci and pseudomonas. Strains of these bacteria have become resistant to all but a few antibiotics. According to estimates based on CDC data, these four groups of bacteria are responsible for 44% of all hospital-acquired infections and for 63% of hospital-acquired blood stream infections in the United States.

     A number of factors are believed to contribute to the increased rate of bacterial drug resistance: (i) physician reliance on broad-spectrum antibiotics for empiric treatment of an infection before it is definitively diagnosed; (ii) repeated exposure of bacteria to long-term antibiotic therapy, providing a competitive advantage to bacteria harboring drug resistance; (iii) antibiotic use in immunosuppressed patients (from cancer chemotherapy, AIDS and organ transplantation); (iv) the growing number of institutionalized, often elderly, patients receiving multiple courses of antibiotics; (v) the increased frequency of invasive medical procedures; and (vi) societal and technological changes, including air travel, that accelerate the spread of drug-resistant bacteria.

     One example of the seriousness of antibiotic resistance is methicillin-resistant staphylococci ("MRS"), which has become resistant to virtually all currently used antibiotics, except vancomycin. The heavy use of vancomycin to treat MRS infections may in turn have contributed to the emergence of new strains of enterococci, the third most prevalent cause of bacterial infection in hospitals in the United States, which are resistant to vancomycin. Infections caused by these vancomycin-susceptible enterococci ("VRE") frequently do not respond to any current therapies, and in many cases prove fatal. The transfer of vancomycin resistance from enterococci to staphylococci has been demonstrated experimentally. If vancomycin resistance is transferred in the clinical setting by VRE to staphylococci, the leading cause of hospital-acquired bacterial infections, no effective antibiotic therapy will remain to treat MRS infections. The first report of vancomycin intermediate-resistant Staphylococcus aureus in a clinical setting occurred in 1997 in Japan, followed by subsequent reports of strains with decreased susceptibility in patients in various parts of the United States; although caused by a different mechanism-of-action than occurs in VRE, the Company believes that these reports are suggestive of future resistance problems.

     As a result of increasing bacterial resistance to existing antibiotics, numerous clinical infections occur that resist first-line therapy. When bacteria develop resistance to established first-line antibiotics, it is often necessary to use a combination of two drugs, or multiple antibiotic therapy of three or more drugs, to treat these resistant infections. Such therapy is generally more costly and potentially more toxic to the patient due to additive and sometimes synergistic side effects. The table below outlines some of the major problematic drug-resistant bacteria, the classes of antibiotics to which they already show clinically significant levels of resistance, and the remaining recommended treatments:

-------------------------------------------------------------------------------------
                         PROBLEMATIC DRUG-RESISTANT BACTERIA
-------------------------------------------------------------------------------------
                              Clinically Significant     Remaining
Bacteria                      Resistance Problems        Recommended Treatment
-------------------------------------------------------------------------------------

   Staphylococcus sp.         Beta-lactams               Vancomycin
                              Fluoroquinolones           Combination Therapy
                              Aminoglycosides
                              Macrolides
-------------------------------------------------------------------------------------

   Enterococcus sp.           Beta-lactams               Multiple Antibiotic Therapy
                              Aminoglycosides
                              Glycopeptides
-------------------------------------------------------------------------------------

   Pseudomonas aeruginosa     Beta-lactams               Combination Therapy
                              Fluoroquinolones
                              Aminoglycosides
-------------------------------------------------------------------------------------

   Streptococcus pneumoniae   Beta-lactams               Cephalosporin or Carbapenem
                              Macrolides                 Vancomycin
                              Tetracyclines              Fluoroquinolones
-------------------------------------------------------------------------------------

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

     Develop Novel Antibiotics by Targeting Drug Resistance Mechanisms. Microcide's near-term research programs focus on rapidly identifying and optimizing proprietary compounds that are effective against problematic antibiotic-resistant bacteria, notably MRS, VRE, beta-lactam-resistant pneumococci and quinolone-resistant pseudomonas. Since antibiotic resistance problems are often due to a single defined pathway, the Company believes that targeting those pathways will enable it to rapidly develop novel antibiotics tailored to specific resistant bacteria, as well as to develop antibiotic potentiators that overcome resistance mechanisms and restore the usefulness of established antibiotics that have been rendered ineffective. The Company's Gram-Positive, Bacterial Efflux Pump, and Fungal Efflux Pump programs are focused in this area.

     Accelerate the Discovery of New Antibiotic Classes through Targeted Genomics. Microcide has developed a technology platform which utilizes bacterial genetics to discover the genes which are essential for a bacterium's in vitro survival. Microcide is utilizing these essential bacterial genes discovered in its Bacterial Essential Genes Program as the basis for identifying and characterizing novel antibiotic targets. The Company has developed an innovative methodology for parallel high-throughput screening of these targets against molecular diversity libraries to identify a large number of active lead compounds. The Company believes that this bacterial genetics technology platform will enable it to rapidly identify drug candidates within new classes of antibiotics.

     Extend Targeted Genomics to Additional Gene Targets and Other Important Infectious Pathogens. Microcide has extended its molecular genetics technologies in targeted genomics to identify and characterize genes that are critical to bacterial growth in vivo. The Company believes that inhibitors of such targets have not been previously systematically sought in antibiotic discovery programs, and that its In Vivo Survival Genes program utilizes proprietary methods to discover inhibitors of these genes for development as novel antibiotics. Microcide's Fungal Genomics program seeks to identify essential fungal gene targets which are functionally conserved among pathogens and distinct from human genes, and then utilize these genes in its proprietary multichannel screening system for antifungal drug discovery. Through a collaboration with Iconix, the Company seeks to apply Surrogate Genetics Technology to screen against a number of viral disease targets in the search for novel inhibitors.

     Enhance Research and Development and Reduce Capital Requirements through Collaborative Agreements. The Company has entered into collaborations with three major pharmaceutical companies to develop its initial products. Such collaborations are expected to provide Microcide with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. By utilizing the resources of its collaborators, Microcide expects to lower its capital requirements and reduce the time needed to commercialize its products worldwide. Microcide is developing certain defined joint technologies in collaboration with Iconix, an arrangement which it believes will enhance the quality and reduce the costs of development of these technologies as compared to working independently.

     Retain the Ability to Independently Develop and Market Certain Products. Microcide's longer-term development strategy is to continue to utilize strategic collaborations selectively to complement internal efforts. Microcide plans to retain certain rights to products resulting from its unpartnered programs, including the Company's Bacterial In Vivo Survival Genes, Fungal Genomics and Fungal Efflux Pump programs, and to generally enter into collaborative relationships at later stages of product development.

MICROCIDE'S RESEARCH PROGRAMS

     Microcide's research programs employ an interdisciplinary approach that incorporates several drug discovery and research technologies, including targeted genomics, synthetic and natural product diversity, high-throughput and multi-channel screening, combinatorial and medicinal chemistry, computer-assisted drug design and bioinformatics. The Company believes that its interdisciplinary approach more effectively utilizes a broader range of novel microbial targets for new compound discovery than traditional biochemical approaches. Microcide believes that drug resistance genes and in vitro and in vivo essential genes can be developed into screens for selective inhibitors and that these methods can be widely employed in the lead discovery process. Access to molecular diversity libraries for screening targets is critical to drug discovery. In some instances, the Company's collaborative partners are providing molecular diversity libraries to support the screening process. However, the Company has also established a stand-alone molecular diversity capability for its programs, and has built libraries of structurally distinct synthetic compounds and natural product extracts for this purpose. The Company's natural products program provides access to broad-based molecular diversity not possible to achieve by synthetic compound libraries alone. The Company believes that both of its libraries contain significant structural diversity. More than 250,000 molecular diversity samples have been available for high-throughput screening since 1997. The structural diversity of the library and the molecular diversity needs of Microcide's programs continue to be monitored, and the Company expects that strategic supplementation of these diversity libraries will occur in 1999 and beyond.

     The Company's discovery and preclinical research activities center on two themes: Targeted Antibiotics and Targeted Genomics. The Company's Targeted Antibiotics programs focus on overcoming bacterial and fungal drug resistance, either by interfering with resistance pathways to potentiate existing antimicrobials, or by developing novel lead compounds which avoid such resistance pathways. The Company's Targeted Genomics programs utilize microbial genetics and genomics approaches to discover inhibitors of novel drug targets for further development as small molecule therapeutics.

                          MICROCIDE'S RESEARCH PROGRAMS

---------------------------------------------------------------------------------------------------------------
          PROGRAM                             PROGRAM GOAL                    CURRENT STAGE (1)     PARTNER
---------------------------------------------------------------------------------------------------------------
                                             TARGETED ANTIBIOTICS
---------------------------------------------------------------------------------------------------------------
                              Antibiotics for treatment of Gram-positive
Gram-Positive Program         bacteria, including resistant strains (MRS,     Pre-Clinical          J&J
                              VRE and beta-lactam-resistant S. pneumoniae)    Candidates
---------------------------------------------------------------------------------------------------------------
Bacterial Efflux Pump         Potentiators principally for use with
Program                       existing quinolones against resistant           Drug Design           Daiichi
                              Gram-negative bacteria, including P.
                              aeruginosa
---------------------------------------------------------------------------------------------------------------
Fungal Efflux Pump Program    Potentiators to improve the efficacy of
                              existing and new agents against fungal          Screening and Lead    Internal
                              pathogens, including Candida sp. and            Identification
                              Aspergillus
---------------------------------------------------------------------------------------------------------------
                                              TARGETED GENOMICS
---------------------------------------------------------------------------------------------------------------
Bacterial Essential Genes     Novel classes of broad- and narrow-spectrum     Drug Design           Pfizer
Program                       antibiotics
---------------------------------------------------------------------------------------------------------------
Animal Health Program         Novel classes of antibiotics for animal         Target                Pfizer
                              health applications                             Identification
---------------------------------------------------------------------------------------------------------------
Bacterial In Vivo Survival    Novel classes of antibiotics                    Target                Internal
Genes Program                                                                 Identification and
                                                                              Screening
---------------------------------------------------------------------------------------------------------------
Fungal Genomics Program       Novel systemic antifungal agents                Screening and Lead    Internal
                                                                              Identification
---------------------------------------------------------------------------------------------------------------
Viral Genomics Program        Novel  antiviral  therapeutics  for HIV, HCV,   Target                Iconix
                              CMV, HBV, influenza, Human Papilloma Virus      Identification and
                              and RSV                                         Screening
---------------------------------------------------------------------------------------------------------------

----------

     (1) The Company's preclinical research programs generally consist of the following stages, listed chronologically: "Target Identification" -- development and implementation of methods to identify appropriate gene targets to be used in screening. "Screening" -- development and implementation of assay technologies to identify selective target inhibitors ("leads"). "Lead Identification" -- lead compounds have been identified whose in vitro and in vivo characteristics are being evaluated in biochemical, microbiological, pharmacological and toxicological tests for entry into drug design programs. "Drug Design" -- structure-activity relationships of selected compounds are being defined and such compounds optimized through medicinal chemistry efforts. "Candidate Selection" -- optimized leads are being scaled-up and evaluated in key efficacy, toxicological and pharmacological tests in advance of selection as pre-clinical development candidates. "Pre-clinical Candidate" -- a lead compound is undergoing extensive preclinical investigation including pharmaceutical characterization, product formulation, process scale-up for manufacturing, and animal safety and tolerability studies, all of which are requisite to entering into human clinical trials.

TARGETED ANTIBIOTICS

     Microcide's Targeted Antibiotics programs involve two approaches: (i) the development of novel antibiotic potentiators which overcome bacterial resistance by interfering with resistance mechanisms, and (ii) the development of novel antibiotic compounds which avoid such resistance mechanisms. The Company's Targeted Antibiotics programs include the Gram-Positive, Bacterial Efflux Pump, and Fungal Efflux Pump programs.

     GRAM-POSITIVE PROGRAM

     Microcide's Gram-Positive Program is focused on discovering and developing novel antibiotics for the treatment of infections caused by drug-resistant Gram-positive bacteria, including MRS, VRE and pneumococci. Gram-positive and Gram-negative bacteria have fundamentally different surface characteristics. These surface properties greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site. As a result, antibiotics that are effective against Gram-positive bacteria are often less effective against Gram-negative bacteria, and vice versa. The problematic Gram-positive bacteria targeted by this program cause serious infections, including endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, complicated urinary tract infections, pneumonias, bacteremia and septicemia.

     The Gram-Positive program is being conducted in collaboration with J&J and consists of the discovery and development of beta-lactam antibiotics with specific efficacy against resistant Gram-positive bacteria. Traditional beta-lactam antibiotics work by inhibiting enzymes (penicillin-binding proteins, or PBPs) that carry out crucial steps in the biosynthesis of the bacterial cell wall. Resistance to beta-lactam antibiotics in MRS is primarily caused by bacterial production of PBP2a, an enzyme capable of conducting cell wall biosynthesis in the presence of such antibiotics, as well as by the production of beta-lactamases, which render beta-lactams ineffective.

     Microcide's Gram-Positive program has identified novel beta-lactam antibiotics which are beta-lactamase-stable and inhibit PBPs, including PBP2a, thereby gaining efficacy against MRS. Compounds emerging from the Company's beta-lactam program are active against staphylococci, including MRS, enterococci, including VRE, and other Gram-positive bacteria. The Company has prepared hundreds of new synthetic analogs and has made advances in drug design, resulting in several leads with desirable in vitro potency, in vivo efficacy, favorable pharmacokinetics and solubility, and low toxicity.

     Antibiotics developed within this program are expected to be parenterally administered in the institutional setting to prevent or treat infections caused by Gram-positive bacteria, including those resistant to other antibiotics. Such antibiotics could potentially be clinically adopted for the following uses: as a single agent following treatment failure in patients with a documented drug-resistant infection, or empirically as a single agent or in combination with a broad-spectrum antibiotic to extend coverage to resistant bacterial strains. The Company believes that the clinical adoption of such antibiotics could be similar to that of vancomycin as a single agent, or ceftazidime or an aminoglycoside in combination use for empiric therapy.

     The Company, in collaboration with J&J, selected an initial beta-lactam drug candidate for pre-clinical development in October, 1996. This compound is currently undergoing pharmaceutical characterization, product formulation and process scale-up for manufacturing of sufficient bulk drug substance to conduct requisite animal safety and tolerability studies and to complete Phase I clinical trials. The Company expects to complete all pre-clinical activities and to enter into human clinical trials in 1999. However, there can be no assurance that clinical trials will begin by such date, or ever. The Company has filed patent applications in the United States and elsewhere on ten series of lead structures discovered in this program, and seven patents out of these series have issued in the United States.

     In December of 1998, the Company, in collaboration with J&J, selected a second beta-lactam drug candidate for pre-clinical development. This compound is currently undergoing pharmaceutical characterization, product formulation and process scale-up for manufacturing of sufficient bulk drug substance to conduct requisite animal safety and tolerability studies. The Company expects that these activities will occur in parallel with the development of the initial beta-lactam drug candidate.

     BACTERIAL EFFLUX PUMP PROGRAM

     The high intrinsic resistance of P. aeruginosa to many antibiotics, including quinolones, has generally been attributed to the impermeable outer membrane of this Gram-negative bacterium. Recent information indicates that this intrinsic resistance is due to the combined effects of low membrane permeability and the production of membrane proteins (efflux pumps) that bind to antibiotics of many different classes as they enter the bacterial cell and eject (efflux) them from the bacterium, preventing their interaction with specific intracellular targets.

     The Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could restore the activity of antibiotics against bacteria expressing efflux pump-mediated antibiotic resistance. In addition, many bacterial species have active efflux pumps that contribute to the overall intrinsic susceptibility of the species to certain antibiotics; thus the Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could increase the susceptibility of many Gram-negative and Gram-positive bacteria to these antibiotics, thereby lowering required therapeutic doses. The Company has established a genetics and molecular biology program which focuses on microbial efflux systems, and has developed novel screening and lead evaluation technologies to permit the identification of lead compounds for subsequent drug design efforts.

-----------------------------------------------------------------------------------------------------------

                               EFFLUX-MEDIATED ANTIBIOTIC RESISTANCE IN BACTERIA
-----------------------------------------------------------------------------------------------------------
           Bacteria             Efflux Pump Specificity  Pump - Structural Family   Antibiotic Effluxed

-----------------------------------------------------------------------------------------------------------
Staphylococcus aureus           Broad-spectrum                    MF,             Fluoroquinolones
                                                                  ABC             Macrolides
                                                                                  Streptogramins
-----------------------------------------------------------------------------------------------------------
Staphylococcus                  Specific                          MF              Tetracyclines
Enterococcus
Streptococcus
-----------------------------------------------------------------------------------------------------------
Streptococcus pyogenes          Specific                          MF              Macrolides
-----------------------------------------------------------------------------------------------------------
Streptococcus pneumoniae        Broad-spectrum                                    Macrolides
                                                                Unknown           Fluoroquinolones
-----------------------------------------------------------------------------------------------------------
Pseudomonas aeruginosa          Broad-spectrum                    RND             Fluoroquinolones
                                                                                  Beta-lactams
-----------------------------------------------------------------------------------------------------------
Neisseria gonorrhoeae           Broad-spectrum                    RND             Erythromycin
-----------------------------------------------------------------------------------------------------------
Proteus vulgaris                Broad-spectrum                  Unknown           Fluoroquinolones
-----------------------------------------------------------------------------------------------------------
Klebsiella pneumoniae           Broad-spectrum                  Unknown           Fluoroquinolones
-----------------------------------------------------------------------------------------------------------
Shigella dysenteria             Broad-spectrum                  Unknown           Fluoroquinolones
-----------------------------------------------------------------------------------------------------------

     The Company, in collaboration with Daiichi, is designing compounds based on efflux pump inhibitor leads. The primary objective of this program has been to develop potentiators which will be combined with Daiichi's oral and parenteral quinolone antibiotics to overcome efflux pump-mediated resistance in P. aeruginosa and other bacteria. The Company has filed ten patent applications in the United States and elsewhere related to the lead structures originating from this program and is preparing patent applications relating to other series of lead structures. In addition, the Company believes that inhibitors could be combined with other classes of antibiotics for which efflux pump-mediated resistance limits clinical utility and is investigating new opportunities in this area. The company believes that several antibiotic-efflux pump inhibitor combinations could be usefully developed based on different antibiotics and different structural families of bacterial efflux pumps.

     FUNGAL EFFLUX PUMP PROGRAM

     The azoles (inhibitors of the ergosterol biosynthesis pathway) are currently the most widely used class of agents in the treatment of fungal diseases. Among the azoles, fluconazole is the most extensively used, but there are increasing reports of fluconazole therapy failures due to resistance emergence. Recently, multi-drug efflux pumps have been implicated in Candida resistance to fluconazole (and other azoles). As with bacterial efflux, intrinsic fungal resistance to fluconazole, such as found in C. glabrata, C. krusei and in Aspergillus, may arise from naturally-occurring multi-drug efflux pumps. Therefore, similar to its approach with regard to bacteria, the Company believes that by inhibiting the activity of efflux pumps in fungal pathogens, it may be possible to achieve a significant decrease of both intrinsic and acquired resistance, thereby extending the useful life of existing agents, broadening the antifungal spectra of existing agents, or allowing newer agents to be clinically efficacious.

     Microcide has established genetic potentiation assays and used them to identify a number of leads, both from natural product and synthetic diversity sources, which are now the subject of drug design programs.

TARGETED GENOMICS

     Microcide believes that it has developed a unique approach to anti-infective research using microbial genetics as a foundation for drug discovery. The Company believes that this approach will yield a large number of relevant novel drug targets that in turn are expected to lead to the development of new classes of antimicrobials. The Company's strategy is to focus its gene discovery efforts on the pharmaceutically-relevant portion of bacterial and fungal genomes, by identifying genes that are essential to a pathogen's viability in vitro (the Bacterial Essential Genes Program, the Animal Health Program and the

Fungal Genomics Program) or in vivo (the Bacterial In Vivo Survival Genes Program). These target genes, once identified, are incorporated into the Company's high-throughput screening systems to identify compounds for further development. The Company has applied its targeted genomics approach to bacterial and fungal cellular systems, and more recently has begun to apply this approach to viruses through its collaboration with Iconix. The Company believes that this approach offers significant advantages over traditional pharmaceutical company, biochemical assay approaches, as well as the more recent microbial genomic sequencing approaches.

     Traditional approaches to antibiotic drug discovery have centered on biochemically-defined targets. In such approaches, screening assays are developed based on selected enzyme or receptor targets. Appropriately designed biochemical assays can be highly effective but have several significant drawbacks. First, such an approach is limited in its application since it requires pre-existing data with respect to the function or mechanism of an identified target, and can only identify inhibitors of that specific target. Since many targets lack such information, the range of targets that can be employed to find inhibitors is limited. Second, such target-specific assays have relatively long set-up times and high costs. Third, these techniques often employ an extracellular biochemical approach which may identify compounds that are excellent inhibitors of essential biochemical enzymes, but subsequently prove not to be good drug candidates because sufficient concentrations within the bacterium are not achieved at the target site.

     Drug discovery efforts have recently employed whole-genome sequencing approaches to antibiotic target identification. Although such approaches reveal all of the genetic information in a bacterium, the Company believes that only an estimated 5% to 10% of the total bacterial genetic material encodes proteins that are pharmaceutically-relevant as drug targets. Genome sequencing approaches can only address gene function through sequence analysis and comparison, and do not adequately address the issue of the relevance of a particular gene as a drug target. Thus, while numerous microbial genomes have been completely or partially sequenced, considerable research remains necessary to identify the pharmaceutically-relevant target genes from this information, and to then develop screens for potential inhibitors. Such screens will then face many of the same limitations as traditional biochemical screening approaches.

     BACTERIAL ESSENTIAL GENES PROGRAM

     In contrast, Microcide's Bacterial Essential Genes Program utilizes a targeted genomics approach to discover the pharmaceutically-relevant genes present in bacterial genomes, and focuses on several important and diverse pathogenic bacteria. The Company has created unique molecular tools and approaches in bacterial molecular genetics, which allow it to create and use gene mutants to quickly and directly clone essential bacterial genes. These same mutants are then used to characterize and prioritize drug targets. This targeted genomics approach accelerates the entire discovery process by focusing only on the functionally important portions of the genome and thereby bypassing the task of sequencing and characterizing irrelevant portions of the genome.

     As of the end of 1998, Microcide has identified over 100 of the estimated 150 to 200 essential genes in its bacterial genomic systems. Because essential genes are generally common among different bacteria, the Company believes that a number of the drug targets identified to date could lead to the discovery of new classes of broad-spectrum antibiotics. The Company has filed patent applications covering approximately 82 essential genes and related screening methods in the United States.

     The Company has also created a multi-channel screening process that it believes will accelerate antibiotic discovery in several important ways. Foremost is the ability to move directly and rapidly from gene identification to drug screening using gene mutants. Using genetic assays, many targets can be utilized simultaneously to evaluate compounds, as opposed to the traditional screening approach which utilizes few targets in single assay format. This multi-channel process creates a multi-dimensional profile or "phenoprint" of biological activity for each compound tested. Both multiple targets and multiple biological properties of compounds can thus be simultaneously evaluated during primary screening. Using defined testing algorithms and statistical analyses of resulting data, many compounds are tested in high-throughput mode. Collectively, the resulting compound phenoprints, along with other data on the properties of the genes and the compounds, form a database of information correlating biological effects of compounds and their structures to the various targets early in the development process. This facilitates and enhances the selection of optimal hits and most promising leads prior to commitment to drug design efforts.

            [GRAPHIC SHOWING THE COMPANY'S TARGETED GENOMIC APPROACH
                     AND MULTI-CHANNNEL SCREENING PROCESS.]




     The Company's multi-channel screening method has the following benefits:
(i) it is broadly applicable to all of the pharmaceutically-relevant essential genes identified; (ii) it identifies compounds that can enter cells and effect inhibitory action, given its whole-cell based nature; (iii) it utilizes more sensitive assays than traditional whole-cell screens, allowing for the identification of a broader range of potential drug candidates; and (iv) it can be applied even before the novel genes or biochemical targets are fully characterized. The database created by the Company's Bacterial Essential Genes program is expected to grow in information content and ability to discriminate among compounds as each new gene or compound is evaluated and added to the database. The Company believes this database represents a significant competitive advantage in antibiotic discovery and development.

     The Company, in collaboration with Pfizer, has implemented its essential gene and multi-channel screening systems to discover and develop multiple new antibiotic classes. The molecular diversity libraries of the Company and Pfizer have been extensively applied to these screening efforts. Biological characterization of screen hits is being followed by exploratory medicinal chemistry on selected lead compounds. Potential products resulting from the drug design efforts of this program are expected to constitute new classes of broad-spectrum antibiotics. The Company believes that the clinical use of such compounds could be similar to that of clarithromycin, ciprofloxacin or imipenem. In addition to patent applications covering essential genes, the Company has filed patent applications covering its multi-channel screening technology in the United States and elsewhere.

     ANIMAL HEALTH PROGRAM

      There exists a significant need for new classes of antibacterials effective against pathogens involved in Animal Health diseases. In collaboration with Pfizer, Microcide is undertaking molecular genetic approaches to identify essential gene targets in pathogens important to the animal health market. The collaboration plans to develop screens for these targets, and undertake screening of compound libraries to identify specific inhibitors. The Animal Health Program is based on genetic strategies for gene identification and screening that have been developed successfully in Microcide's Bacterial Essential Genes Program.

     BACTERIAL IN VIVO SURVIVAL GENES PROGRAM


     Bacteria possess a set of genes, encoding both metabolic functions and non-redundant virulence factors and regulators, that are necessary for pathogen growth in a mammalian environment (in vivo), but which are not required for bacterial growth in enriched media in a petri dish (in vitro). Microcide refers to such genes as In Vivo Survival ("ivs") genes. Microcide scientists have developed a proprietary method (Size-based Marker Identification Technology, "SMIT") to identify the ivs mutants from among the more than 10,000 gene mutants which have been evaluated in infection models. Many of these genes constitute targets not previously directly utilized in drug discovery programs. The Company has created a library of over 50 ivs genes which are being characterized in vitro and in animal systems for selection of priority targets for screening. High throughput whole cell screens are being developed using the mutant strains, and biochemical assays will be developed for some targets. An extension of the SMIT technology is expected to be useful as a novel method to enable high throughput in vivo evaluation of lead compounds. Products that may emerge from this program are expected to be bactericidal antibiotics which may be applied to either the human or animal health market.

     The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering methods for discovery and characterization of In Vivo Survival genes.

     FUNGAL GENOMICS PROGRAM

     Microcide's Fungal Genomics Program seeks to identify and utilize for drug discovery essential fungal gene targets that are functionally conserved among pathogens and distinct from human genes. The Company has prescreened its synthetic compound collection against four fungal species and identified a subset of approximately 5,000 compounds with antifungal activity against one or more of these organisms. This compound subset has been prioritized according to a number of pharmacological criteria. In addition, the Company has created a proprietary collection of 160 conditional growth mutants in over 100 essential genes of interest in six pharmaceutically-relevant pathways. These mutant strains provide the basis for hypersensitive, target-directed whole cell screens, as well as tools for rapid mechanism-of-action studies. The Company is also using genomic technologies to provide preliminary information on resistance development. The Company intends to apply these methods, in combination with more classical pharmacological tests, to provide guidance into the selection of lead structures to be taken into medicinal chemistry.

     The Company has retained all rights to this program and is self-funding it. The Company has filed 2 patent applications in the United States covering its multiplex screening technology.

     VIRAL GENOMICS PROGRAM

     Viruses are obligate intracellular parasites requiring host cell factors for their replication. Because of this close relationship, traditional drug discovery via "whole cell-virus" assays has produced only a limited number of therapeutically efficacious and non-cytotoxic antiviral drugs. The discovery efforts in the past decade or so have largely been directed to biochemical screening and, more recently, to structure-based rational drug design. However, the rate-limiting step of these approaches is that the biochemical, functional, or structural information of the target proteins must be known prior to assay development. Nearly all antivirals on the market today target only two protein families with well-characterized enzymatic activities, namely replicases and proteases.

     The Microcide-Iconix collaboration in antiviral drug discovery builds on expertise in microbial genetics and pharmacology and applies proprietary surrogate assay technology that may provide advantages over other drug discovery processes. The premise of this technology is based on the concept that an expression of viral protein in a surrogate microbial organism (e.g. yeast or E.
coli) can produce discreet changes in the cellular physiology that will be reflective of the native function of that viral protein. These changes (or phenotypes) can include complementation of a defective host gene, a reporter-linked activity readout, or simply an inhibition of cell growth. The most powerful feature of this technology is that the precise function of a target protein need not be known prior to assay development. For example, if expression of a viral protein causes growth inhibition in yeast, then this phenotype can be used to screen for potential inhibitors that reverse this growth inhibition. During 1998, the program focused on surrogate assay development and implementation of high-throughput screens for targets in HIV, HCV, CMV, HBV, influenza, human papillomavirus and RSV.

COLLABORATIVE AGREEMENTS

     The Company's strategy is to enter into collaborations with major pharmaceutical companies to develop its initial products. Such collaborations are expected to provide the Company with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. To date the Company has entered into Collaborative Agreements with three major pharmaceutical companies: J&J with regard to the Gram-Positive program; Daiichi with regard to the Bacterial Efflux Pump program; and Pfizer with regard to the Bacterial Essential Genes program and the Animal Health program. The Company has certain rights to co-promote in North America products developed pursuant to these collaborations.

     In addition, the Company has entered into a series of agreements with Iconix Pharmaceuticals, a company which it formed in January 1998. These agreements include a Core Technology and License Agreement, an Antiviral and Surrogate Genetics Research Collaboration, and a Support Services Agreement.

     J&J -- GRAM-POSITIVE PROGRAM

     In October 1995, Microcide and J&J entered into agreements (the "J&J Agreements") pursuant to which they agreed to collaborate to discover and develop certain antibiotics and antibiotic potentiators targeted at Gram-positive bacteria. The term of the J&J Agreements was three years with J&J having an option to extend the term for an additional one-year period. J&J has provided the Company with $3.5 million per year in research support payments throughout the original term of the J&J Agreements. J&J has extended this collaboration with respect to beta-lactams through the end of 1999 at a funding level approximately 40% that of the prior level reflecting the focused scope of the research effort. J&J made a $3.0 million up-front license payment to the Company and an affiliate of J&J made a $5.0 million equity investment in the Company. Microcide may also receive from J&J milestone payments of up to $16.5 million for the first product and up to $15.5 million for each subsequent product upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The first milestone payment of $1 million was received in October 1996 upon the selection of a beta-lactam pre-clinical development candidate. The J&J Agreements provide J&J with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by J&J, provided that Microcide has the right to undertake certain co-promotion activity in North America subject to J&J's approval. There can be no assurance that any potential products will be discovered during the collaboration or that, if discovered, J&J will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the J&J Agreements will be made. See "Targeted Antibiotics -- Gram-Positive Program."

     DAIICHI -- EFFLUX PUMP PROGRAM

     In November 1995, Microcide and Daiichi entered into an agreement (the "Daiichi Agreement") pursuant to which they agreed to collaborate to discover and develop antibiotics and antibiotic potentiators, acting through inhibition of the efflux pump mechanism, primarily targeted at pseudomonas. The original term of the research program under the Daiichi Agreement expired March 31, 1998. Daiichi exercised its option to extend the collaboration for an additional year (through March 31, 1999) during which Daiichi will provide research support funding to Microcide of up to $3.5 million. Daiichi has the right to enter into a license agreement (the "Daiichi License Agreement") for exclusive worldwide rights to products developed during the collaboration. Pursuant to the Daiichi License Agreement, Microcide is entitled to receive from Daiichi milestone payments of up to $13.0 million for each product developed during the collaboration upon the achievement of certain drug development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Daiichi subject to Microcide's right to co-promote such drugs in North America, for which Microcide shall receive reasonable compensation. There can be no assurance that any potential products will be discovered during the collaboration or that, if discovered, Daiichi will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Daiichi License Agreement will be made. See "Targeted Antibiotics -- Bacterial Efflux Pump Program."

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

     PFIZER -- ANIMAL HEALTH PROGRAM

     In January 1999, Microcide and Pfizer entered into agreements (the "Pfizer Animal Health Agreements") pursuant to which they agreed to expand their existing antibiotic research collaboration to include a focused effort to discover and develop new classes of antibiotics specifically designed for animal health applications. The term of the Pfizer Animal Health Agreements is three years, subject to Pfizer's right to earlier terminate after January 2001 with six months' prior written notice. Pfizer is obligated to provide Microcide with up to $630,000 per year in research support payments during the term of the Pfizer Animal Health Agreements. Microcide may also receive from Pfizer milestone payments for each product developed during the collaboration upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The Pfizer Animal Health Agreements provide Pfizer with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to Microcide's right to co-promote such products in North America. There can be no assurance that any potential products will be discovered during the collaboration or that if discovered, Pfizer will elect to proceed with the development of such potential product. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Pfizer Animal Health Agreements will be made. See "Targeted Genomics - Animal Health Program."

     Under the Company's Collaborative Agreements, which cover four of the Company's programs, each of J&J, Daiichi and Pfizer is responsible for (i) selecting compounds discovered in its collaboration with the Company for subsequent development, (ii) conducting preclinical testing, clinical trials and obtaining required regulatory approvals of such drug candidates, and (iii) manufacturing and commercializing resulting drugs. As a result, the Company's receipt of revenues (whether in the form of continued research funding, product development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the decisions made and activities undertaken by its collaborative partners and upon the development, manufacturing and marketing resources of its collaborative partners. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company is not within the Company's control. Moreover, certain compounds discovered by the Company may be viewed by the Company's collaborative partners as competitive with such partners' products or potential products. Accordingly, there can be no assurance that the Company's collaborators will elect to proceed with the development of compounds which the Company believes to be promising, or that they will not pursue their existing or alternative technologies in preference to such compounds. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently or with third parties drugs that could compete with drugs of the types covered by the collaborations, or that disagreements over rights or technology or other proprietary interests will not occur.

     The Company is dependent on its collaborative partners to fund a substantial portion of its activities over the next several years. However, Pfizer can terminate its Bacterial Essential Genes collaboration with the Company at any time after February, 1999 upon six months' prior written notice and Pfizer can terminate its Animal Health collaboration with the Company at any time after January, 2001 upon six months' prior written notice. If any of the Company's collaborative partners terminates or breaches its Collaborative Agreement with the Company, or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable Collaborative Agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected. Further, there can be no assurance that the Company's collaborations with J&J, Daiichi and Pfizer will be successful. Nor can there be any assurance that the Company will be able to enter into acceptable collaborative or licensing arrangements with other pharmaceutical companies in the future, or that, if negotiated, such arrangements would be successful.

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

     ICONIX

     In January 1998, Microcide formed Iconix, a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors during 1998. As of December 31, 1998, after giving effect to the investment and including the stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 33% of the fully diluted outstanding equity of Iconix. In connection with this transaction, Microcide and Iconix entered into a series of agreements covering the transfer of certain technologies from Microcide to Iconix, joint technology development in core drug discovery areas, an antiviral drug discovery and development program, and support services to be provided by Microcide to Iconix for a three year period.

     Pursuant to the Core Technology Development and License Agreement, Microcide and Iconix expect to work together over a three-year period to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. Pursuant to the Antiviral and Surrogate Genetics Research Collaboration, Iconix plans to apply Surrogate Genetics to a number of viral disease targets in the search for novel inhibitors. Microcide is obligated to provide Iconix with research support payments of up to $5.0 million over the remaining two years of the collaboration which is extendible at Microcide's option for two additional one-year periods. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales. Pursuant to the Support Services Agreement, Microcide will provide Iconix with facilities and various business support services for which Microcide will be reimbursed.

MANUFACTURING AND MARKETING

     The Company does not have any expertise in the manufacture of commercial quantities of drugs, and its current facilities and staff are inadequate for the commercial production or distribution of drugs. The Company intends to rely on its major pharmaceutical partners for the manufacturing, marketing and sale of any products which result from such collaborations. The Company will be required to contract with third parties for the manufacture of other products or to acquire or build production facilities before it can manufacture any such products itself. There can be no assurance that the Company will be able to enter into such contractual manufacturing arrangements with third parties on acceptable terms, if at all, or acquire or build such production facilities itself. To date the Company has no experience with sales, marketing or distribution. Consequently, in order to market any of its products, the Company will be required to develop marketing and sales capabilities, either on its own or in conjunction with others. There can be no assurance that the Company will be able to develop any of these capabilities. In instances where the Company relies on partners for the manufacturing, marketing and sales of any products which result from such collaborations, there can be no assurance that these partners will satisfactorily perform these functions.

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     Protection of the Company's proprietary compounds and technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technology by filing patent applications in the United States and other countries. The Company has filed approximately 53 patent applications in the United States, in addition to applications filed in other countries, covering its inventions. As of March 20, 1999, the Company had been issued 8 patents in the United States. Further, the Company has been given three "Notice of Allowances" and one "Notification of Issuance", which are expected to become issued United States patents within a few months.

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

     The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

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

     The drug development process and regulatory framework for animal drugs are similar in many respects to that for human therapeutics. In the United States, the Center for Veterinary Medicine of the FDA is charged with assuring that a new animal drug will not be introduced into interstate commerce unless it is the subject of an approved new animal drug application ("NADA"). Like an NDA, an NADA must be supported by proof that the drug is safe and effective. An NADA application must include reports of adequate and well-controlled investigations. Procedures for the initiation of studies on an investigational new animal drug are similar to those for an IND. Compliance with Good Laboratory Practices and Good Clinical Practices is required.

EMPLOYEES

     As of December 31, 1998 the Company had 133 full-time, regular employees, 42 of whom hold Ph.D. degrees and 23 of whom hold other advanced degrees. Approximately 109 of the 133 employees are engaged in scientific activities and 24 are engaged in general, managerial and administrative functions. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers its relations with its employees to be good.

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

SCIENTIFIC CONSULTANTS

     The Company supplements its internal scientific staff with consulting arrangements with a number of leading academic and industrial scientists and clinicians. Microcide's Scientific Advisory Board formally meets once or twice per year to review the Company's programs and provide general scientific guidance and direction. On a more frequent basis, the Company utilizes consultants either in small focused groups or as individuals on an ad hoc basis to provide detailed scientific guidance in such areas as Genetics and Molecular Biology, Chemistry, Clinical Microbiology/Pharmacology and Molecular Diversity/Natural Products.

     Many of the Company's consultants have purchased shares of Common Stock or have been granted options and have written contracts with the Company pursuant to which they are required to provide to the Company a minimum number of days per year of consulting services. In 1998, the Company paid its consultants approximately $407,000 in the aggregate, as compared to approximately $490,000 in 1997 and approximately $340,000 in 1996.

     None of the consultants is an employee of the Company. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.

ITEM 2.  PROPERTIES

     The Company has two facilities consisting of approximately 66,500 square feet of leased laboratory and office space in Mountain View, California under a lease agreement expiring in 2005. The Company has also entered into leases through 2005 on two additional buildings in Mountain View, comprising a total of approximately 35,500 square feet; one of these buildings, comprising approximately 18,000 square feet, has been sublet to another company through October 30, 1999. The other building has been outfitted principally as office space to meet the needs of Microcide and Iconix. From the Company's inception through December 31, 1998, the Company has made capital expenditures aggregating approximately $9.9 million in constructing and equipping its Mountain View facilities. The Company believes that its facilities are sufficient to accommodate the anticipated research and administrative needs of the Company through 2000. Thereafter, the Company believes that it will be able to secure adequate additional facilities for its continued operations.

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

                                                           HIGH          LOW
FISCAL YEAR 1998
     4th Quarter................................           $5.75      $3.69
     3rd Quarter................................            6.69       3.81
     2nd Quarter................................            9.63       6.69
     1st Quarter................................           10.38       7.25

FISCAL YEAR 1997
     4th Quarter................................          $12.50      $8.63
     3rd Quarter................................           13.88      10.88
     2nd Quarter................................           12.25       9.25
     1st Quarter................................           14.00      10.06

     As of March 1, 1999, there were 156 holders of record of Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

 ITEM 6.  SELECTED FINANCIAL DATA



                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      1998          1997          1996          1995          1994
                                                    --------      --------      --------      --------      --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
     STATEMENT OF OPERATIONS DATA:
     Total revenues ...........................     $ 11,181      $ 14,894      $ 11,273      $  4,985      $    --
     Net loss .................................       (9,758)       (4,602)         (670)       (3,516)       (7,034)
     Basic and diluted net loss per share .....        (0.89)        (0.43)        (0.10)        (4.14)
     Shares used in computing basic and
      diluted net  loss per share .............       10,962        10,817         7,034           849


                                                                              DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      1998          1997          1996          1995          1994
                                                    --------      --------      --------      --------      --------
                                                                             (IN THOUSANDS)
     BALANCE SHEET DATA:
     Cash, cash equivalents and short-term
      investments .............................     $ 33,192      $ 40,387      $ 47,508      $  8,517      $  5,810
     Working capital ..........................       30,269        37,235        42,542         6,388         4,845
     Total assets .............................       44,490        51,782        56,826        13,493        11,340
     Long-term obligations ....................        3,039           450           952         2,075         2,530
     Total stockholders' equity ...............       37,938        46,896        50,574         9,151         7,506

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

     As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with three major pharmaceutical companies. Pursuant to the Company's collaborative agreements with J&J, Daiichi and Pfizer (the "Collaborative Agreements"), the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs. In addition, the Company has derived other revenues principally through the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs.

     Through December 31, 1998, the Company had received in the aggregate $40.6 million in license fees, milestone payments and research support payments under the Collaborative Agreements. Assuming none of the Collaborative Agreements is terminated prior to its scheduled expiration and including the Pfizer Animal Health collaboration entered into in January 1999, the Company will be entitled to receive an additional $13.2 million in research support payments in the aggregate from J&J, Daiichi and Pfizer.

     In the event that the Company achieves the specified research and product development milestones, it will be entitled to receive milestone payments as follows: up to $16.5 million for the first product and up to $15.5 million for each additional product developed pursuant to the J&J Agreements, up to $13.0 million for each product developed pursuant to the Daiichi Agreement, and up to $32.5 million for each product developed pursuant to the Pfizer Agreements. The Pfizer Animal Health collaboration provides for a lower level of milestone payments than those applicable to human health applications. Receipt of these milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. The Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

     On January 14, 1998, the Company announced the formation and financing of Iconix Pharmaceuticals, Inc. Iconix is a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors during 1998. As of December 31, 1998, after giving effect to the investment and including the stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 33% of Iconix' outstanding equity on a fully diluted basis. Microcide accounts for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix do not impact Microcide's statement of operations. Pursuant to the Core Technology Development and License Agreement, Microcide and Iconix expect to work together through January 14, 2001 to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, informatics and genome sciences. Pursuant to the Support Services Agreement, Microcide provides Iconix with facilities and various business support services for which the Company is reimbursed. In addition, through the Antiviral and Surrogate Genetics Research Agreement, Microcide is obligated to provide Iconix with research support payments of up to $6.1 million during 1998, 1999 and 2000. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales.

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

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1998 and 1997

     Revenues. Total revenues decreased from $14.9 million in 1997 to $11.2 million in 1998. There were no license and milestone revenues earned in 1998 as compared to $1.0 million in 1997 when a milestone fee was received from Pfizer related to identifying, validating and sequencing an agreed upon number of bacterial essential genes. Research revenues decreased from $12.2 million in 1997 to $11.1 million in 1998 principally due to lower revenues recognized under the Daiichi and J&J collaborations relative to the prior year. Other revenues, consisting of the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs, were $40,000 in 1998 as compared to $1.7 million in 1997.

     Research and Development Expenses. The Company's research and development expenses increased 5% from $17.9 million in 1997 to $18.8 million in 1998. This increase was due primarily to higher compensation and other expenses associated with an increase in headcount to support the Company's corporate collaborations and its internal programs, higher spending for research supplies and materials, and the initiation of research support to Iconix Pharmaceuticals related to the Viral Genomics Program, partially offset by decreases in molecular diversity purchases. The Company expects research and development expenses to be relatively flat in 1999, as increased research support payments to Iconix in conjunction with the Viral Genomics Program would be partially or largely offset by decreases in other expenses within the Company.

     General and Administrative Expenses. General and administrative expenses decreased approximately 3% from $4.1 million in 1997 to $4.0 million in 1998. This decrease was primarily due to the sharing of administrative costs with Iconix. These expenses are expected to remain relatively flat in 1999.

     Interest Income and Expense. Interest income decreased from $2.6 million in 1997 to $1.9 million in 1998 as a result of a decrease in average investment balances. Interest expense declined from $144,000 to $32,000 as a result of the repayment of capital lease obligations. Interest income is expected to continue to decline in 1999 and interest expense is expected to increase in 1999.

     Net Loss. Net loss increased from $4.6 million in 1997 to $9.8 million in 1998 as a result of the items discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing. As of December 31, 1998, the Company had received $64.6 million from the sale of equity and $40.6 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

     Cash, cash equivalents and short-term investments at December 31, 1998 were $33.2 million compared to $40.4 million at December 31, 1997. This decrease was due primarily to the net loss during 1998, partially offset by the borrowing in December 1998 of $4.0 million under a new three-year debt facility. Net cash used in the Company's operations was $7.5 million in 1998 in contrast to net cash used by the Company's operations of $2.6 million in 1997.

     During 1998, the Company invested $3.1 million in capital expenditures as compared to $3.7 million in 1997 largely due to facilities expansion and the purchase of additional research equipment. The Company expects its capital expenditures in 1999 to be approximately $1.0 million. The present value of obligations under equipment financing arrangements at December 31, 1998 was $41,000 and the Company had other debt of $4.0 million. At December 31, 1998, the Company has an additional $1.0 million available for its use under this arrangement. The Company made principal payments under its lease obligations of $795,000 in 1998; the remaining capital leases of $41,000 were repaid in February 1999.

     The Company expects that its existing capital resources, interest income and future payments due under the Collaborative Agreements will enable the Company to maintain current and planned operations at least through 2000. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including other collaborative arrangements, and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any such equity financing could result in dilution to the Company's then-existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research programs.

     The Company has not generated significant taxable income to date. At December 31, 1998, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $22.6 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2018 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

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

           The Company has begun to assess the potential impact of the Year 2000 computer problem on its computer systems, research equipment with embedded chips or software, and on the ability of third parties to supply critical materials and services. The Company has completed the assessment of its computer systems and believes them to be Year 2000 compliant. The Company expects to complete the assessment of its embedded systems and certain third party suppliers by the second quarter of 1999, and to take necessary remediation action by the end of 1999. Expenditures to date have not been material and have consisted solely of the time of certain company personnel. Based on the partial assessment completed through March 1, 1999, the Company does not currently expect the future costs of completing the assessment and making equipment modifications to be material. Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company is unable to control whether the firms and vendors it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company's operations could be affected to the extent that firms and vendors would be unable to provide services or ship products. However, management does not believe the Year 2000 changes will have a material impact on its business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

           The fair value of the Company's investments in marketable securities at December 31, 1998 was $29.4 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

FOREIGN CURRENCY EXCHANGE RISK

           At this time, the Company does not participate in any foreign currency exchange activities, therefore, is not subject to risk of gains or losses for changes in foreign exchange rates.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this report:

     1. List of Financial Statements. The following financial statements of Microcide Pharmaceuticals, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

           Balance Sheets as of December 31, 1998 and 1997
           Statements of Operations for the years ended December 31, 1998, 1997 and 1996
           Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
           Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
           Notes to Financial Statements
           Report of Ernst & Young LLP, Independent Auditors

     2. List of all Financial Statement schedules:

           (i) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

     3. List of exhibits required by Item 601 of Regulation S-K.

           The following exhibits are filed as part of, or incorporated by reference into, this report.

        EXHIBITS                              DESCRIPTION
        --------                              -----------
          2.1            Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)
                         Series A Preferred Stock Purchase Agreement. (2)
          2.2*           Core Technology Development and License Agreement by
                         and between Microcide Pharmaceuticals, Inc. and Iconix
                         Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) (2)
          2.3*           Antiviral and Surrogate Genetics Research Collaboration
                         Agreement by and between Microcide Pharmaceuticals,
                         Inc. and Iconix Pharmaceuticals, Inc. (formerly
                         EpiGenix, Inc.) (2)
          3.2            Restated Certificate of Incorporation of the
                         Registrant. (1)
          3.5            Bylaws of the Registrant. (1)
          4.2            Form of Common Stock Certificate. (1)
          4.3            Series A Preferred Warrant Purchase Agreement and
                         Warrant between Dominion Ventures, Inc. and the
                         Registrant dated May 10, 1993. (1)
          4.4            Series B Preferred Warrant Purchase Agreement and
                         Warrant between Dominion Ventures, Inc. and the
                         Registrant dated May 10, 1993. (1)
          4.5            Series C Preferred Warrant Purchase Agreement and
                         Warrant between Dominion Ventures, Inc. and the
                         Registrant dated June 10, 1994. (1)
          4.6            Series B Preferred Warrant Agreement between Comdisco,
                         Inc. and the Registrant dated September 1, 1993. (1)
          4.7            Series C Preferred Warrant Agreement between Comdisco,
                         Inc. and the Registrant dated September 1, 1993. (1)
         10.1            Information and Registration Rights Agreement, dated
                         June 29, 1994 as amended. (1)
         10.2            1993 Amended Incentive Stock Plan. (1)
         10.3            1996 Employee Stock Purchase Plan. (1)
         10.4            1996 Director Option Plan. (1)
         10.5            401(k) Plan. (1)
         10.6*           Research and License Agreement between the Registrant
                         and Ortho Pharmaceutical Corporation and the R.W.
                         Johnson Pharmaceutical Research Institute dated October
                         24, 1995. (1)
         10.7*           Research and License Agreement between the Registrant
                         and Ortho Pharmaceutical Corporation and the R.W.
                         Johnson Pharmaceutical Research Institute dated October
                         24, 1995. (1)
         10.8*           Joint Research Agreement between the Registrant and
                         Daiichi Pharmaceutical Co., Ltd. dated November 6,
                         1995. (1)
         10.9*           Collaborative Research Agreement between the Registrant
                         and Pfizer Inc dated March 1, 1996. (1)
         10.10*          License and Royalty Agreement between the Registrant
                         and Pfizer Inc dated March 1, 1996. (1)
         10.11           Master Lease Agreement between Dominion Ventures, Inc.
                         and the Registrant, dated May 10, 1993, as amended on
                         June 10, 1994 and November 22, 1994. (1)
         10.12           Master Lease Agreement between the Registrant and
                         Comdisco, Inc. dated September 1, 1993. (1)
         10.13           Lease Agreement between the Registrant and Portola Land
                         Company dated April 1993. (1)
         10.14           Form of Indemnification Agreement between the
                         Registrant and its Officers and Directors. (1)

        EXHIBITS                              DESCRIPTION
        --------                              -----------
         10.15           Employment Agreement dated January 31, 1994 between the
                         Registrant and James E. Rurka. (1)
         10.16           Employment Agreement dated December 23, 1992 between
                         the Registrant and Keith A. Bostian, Ph.D. (1)
         10.17           Lease Agreement commencing November 1, 1996 between the
                         Registrant and Logue Investments L.P., a California
                         limited partnership. (3)
         10.18*          Synthetic Compound Purchase Agreement between the
                         Registrant and Daiichi Pharmaceutical Co., Ltd. dated
                         June 25, 1997. (4)
         10.19           Sublease agreement between the Registrant, Quickturn
                         Design Systems, Inc. and Portola Land Co. dated
                         September 1997. (5)
         10.20           Sub-sublease agreement between the Registrant, Alpha
                         Blox Corporation, Quickturn Design Systems, Inc. and
                         Portola Land Co. dated September 1997. (5)
         10.21           Consulting Agreement dated January 14, 1998 between the
                         Registrant and Keith Bostian, Ph.D. (6)
         10.22           Lease Agreement between the Registrant and Portola Land
                         Co. dated May 11, 1998. (7)
         10.23           Promissory Note between the Registrant and Heller
                         Financial Leasing, Inc. dated December 22, 1998.
         10.24           Security Agreement between the Registrant and Heller
                         Financial Leasing, Inc. dated December 22, 1998.
         10.25+          Amendment of Research and License Agreement between the
                         Registrant and Ortho Pharmaceutical Corporation and the
                         R.W. Johnson Pharmaceutical Research Institute dated
                         October 23, 1998.
         10.26+          Collaborative Research Agreement between the Registrant
                         and Pfizer Inc dated January 13, 1999.
         10.27+          License and Royalty Agreement between the Registrant
                         and Pfizer Inc dated January 13, 1999.
         10.28           Preferred Shares Rights Agreement dated February 2,
                         1999 between the Registrant and Chase Mellon
                         Shareholder Services, L.L.C. (8)
         23.1            Consent of Ernst & Young LLP, Independent Auditors.
         24.1            Power of Attorney (see page 31).
         27.1            Financial Data Schedule.


----------

(1) Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form S-1, registration number 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.

(2) Incorporated by reference to the same-numbered exhibit in Registrant's Form 8-K filed with the Securities and Exchange Commission and dated January 29, 1998.

(3) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1996, filed with the Securities and Exchange Commission and dated November 8, 1996.

(4) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission and dated August 14, 1997.

(5) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1997, filed with the Securities and Exchange Commission and dated November 14, 1997.

(6) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission and dated March 31, 1998.

(7) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission and dated August 14, 1998.

(8) Incorporated by reference to Exhibit 1 in Registrant's Form 8-A filed with the Securities and Exchange Commission and dated February 4, 1999.

*      Confidential Treatment granted

+      Confidential Treatment requested

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

                                        MICROCIDE PHARMACEUTICALS, INC.
                                        a Delaware Corporation


                                        By: /s/    JAMES E. RURKA
                                            ------------------------------------
                                                   James E. Rurka
                                                   President and Chief Executive
                                                   Officer

                                        Date:      March 29, 1999


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

                SIGNATURE                                  TITLE                                   DATE
                ---------                                  -----                                   ----
  /s/        JAMES E. RURKA                President, Chief Executive Officer                March 29, 1999
--------------------------------------     and Director (Principal Executive Officer)
             James E. Rurka

  /s/       MATTHEW J. HOGAN               Chief Financial Officer (Principal                March 29, 1999
--------------------------------------     Financial and Accounting Officer)
            Matthew J. Hogan

  /s/        JOHN P. WALKER                Chairman of the Board of Directors                March 29, 1999
--------------------------------------
             John P. Walker

  /s/    KEITH A. BOSTIAN, Ph.D.           Director                                          March 29, 1999
--------------------------------------
         Keith A. Bostian, Ph.D.

  /s/    DANIEL L. KISNER, M.D.            Director                                          March 29, 1999
--------------------------------------
         Daniel L. Kisner, M.D.

 /s/   HUGH Y. RIENHOFF, JR., M.D.         Director                                          March 29, 1999
--------------------------------------
       Hugh Y. Rienhoff, Jr., M.D.

  /s/      DAVID SCHNELL, M.D.             Director                                          March 29, 1999
--------------------------------------
           David Schnell, M.D.

  /s/       MARK B. SKALETSKY              Director                                          March 29, 1999
--------------------------------------
            Mark B. Skaletsky


                         MICROCIDE PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors......................     F-2

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Microcide Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Microcide Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microcide Pharmaceuticals, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                             ERNST & YOUNG LLP


Palo Alto, California
February 9, 1999

                         MICROCIDE PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)



                                                                                DECEMBER 31,
                                                                           ----------------------
                                                                             1998          1997
                                                                           --------      --------
ASSETS
Current assets:
    Cash and cash equivalents ........................................     $  7,794      $ 11,763
    Short-term investments ...........................................       25,398        28,624

    Prepaid expenses and other current assets ........................          590         1,284
                                                                           --------      --------
Total current assets .................................................       33,782        41,671

Property and equipment, net ..........................................        9,755         9,540
Other assets .........................................................          953           571
                                                                           --------      --------
                                                                           $ 44,490      $ 51,782
                                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................................     $    642      $  1,313
    Construction payable .............................................           --           347
    Accrued compensation .............................................          920           831
    Current portion of notes payable .................................        1,129           612
    Deferred revenue .................................................          300           786
    Other accrued liabilities ........................................          522           547
                                                                           --------      --------
Total current liabilities ............................................        3,513         4,436

Long-term portion of notes payable ...................................        2,912           224
Accrued rent .........................................................          127           226
Commitments
Stockholders' equity:
  Preferred stock, par value $0.001; 5,000,000 shares authorized;
    no shares issued and outstanding .................................           --            --
  Common stock, par value $0.001; 50,000,000 shares authorized,
    11,017,429 and 10,907,043 shares issued and outstanding at
    December 31, 1998 and 1997, respectively .........................       66,902        66,930
  Deferred compensation ..............................................         (464)       (1,251)
  Accumulated deficit ................................................      (28,497)      (18,739)
  Accumulated other comprehensive loss ...............................           (3)          (44)
                                                                           --------      --------
Total stockholders' equity ...........................................       37,938        46,896
                                                                           --------      --------
                                                                           $ 44,490      $ 51,782
                                                                           ========      ========



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                            YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                         1998          1997          1996
                                                                       --------      --------      --------
Revenues:
  Research revenues ..............................................     $ 11,141      $ 12,183      $  9,273
  License and milestone revenues .................................           --         1,000         2,000
  Other revenues .................................................           40         1,711            --
                                                                       --------      --------      --------
Total revenues ...................................................       11,181        14,894        11,273

Operating expenses:
  Research and development .......................................       18,806        17,877        10,717
  General and administrative .....................................        3,971         4,091         2,889
                                                                       --------      --------      --------
Total operating expenses .........................................       22,777        21,968        13,606
                                                                       --------      --------      --------

Loss from operations .............................................      (11,596)       (7,074)       (2,333)

Interest income ..................................................        1,870         2,616         1,899
Interest expense .................................................          (32)         (144)         (236)
                                                                       --------      --------      --------

Net loss .........................................................     $ (9,758)     $ (4,602)     $   (670)
                                                                       ========      ========      ========

Basic and diluted net loss per share .............................     $  (0.89)     $  (0.43)     $  (0.10)
                                                                       ========      ========      ========

Shares used in computing basic and diluted net loss per share ....       10,962        10,817         7,034



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
               (In thousands, except share and per share amounts)


                                                                                                       ACCUMULATED
                                                                                                          OTHER            TOTAL
                                                 PREFERRED      COMMON       DEFERRED     ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'
                                                   STOCK         STOCK      COMPENSATION    DEFICIT    INCOME (LOSS)      EQUITY
                                                 ---------      --------    ------------  -----------  -------------   -------------
Balances at December 31, 1995 ...............     $ 22,435      $    597      $   (412)     $(13,467)     $     (2)     $  9,151
Net loss ....................................           --            --            --          (670)           --          (670)
Net unrealized gain on securities
   available-for-sale .......................           --            --            --            --            11            11
                                                                                                                        --------
Comprehensive loss ..........................                                                                               (659)
Issuance of 571,429 shares of
   Series E preferred stock, net ............        4,990            --            --            --            --         4,990
Issuance of 2,875,000 shares of
   common stock at $14.00 per
   share in the initial public
   offering, net ............................           --        36,387            --            --            --        36,387
Conversion of 6,880,791 preferred
   shares to 6,880,791 common
   shares of stock ..........................      (27,425)       27,422            --            --            --            (3)
Issuance of 8,405 shares of
   common stock under the employee
   stock purchase plan ......................           --            84            --            --            --            84
Issuance of 122,032 shares of
   common stock due to options
   exercised by employees and
   common stock for services ................           --           134            --            --            --           134
Deferred compensation .......................           --         1,655        (1,655)           --            --            --
Amortization of deferred compensation .......           --            --           490            --            --           490
                                                  --------      --------      --------      --------      --------      --------
Balances at December 31, 1996 ...............           --        66,279        (1,577)      (14,137)            9        50,574
Net loss ....................................           --            --            --        (4,602)           --        (4,602)
Net unrealized loss on securities
   available-for-sale .......................           --            --            --            --           (53)          (53)
                                                                                                                        --------
Comprehensive loss ..........................                                                                             (4,655)
Issuance of 24,749 shares of
   common stock under the employee
   stock purchase plan ......................           --           210            --            --            --           210
Issuance of 140,626 shares of
   common stock due to options
   exercised by employees and consultants ...           --            60            --            --            --            60
Deferred compensation .......................           --           378          (378)           --            --            --
Reversal of deferred compensation
   for terminated employees .................           --           (32)           32            --            --            --
Amortization of deferred compensation .......           --            --           672            --            --           672
Repayment of note receivable ................           --            35            --            --            --            35
                                                  --------      --------      --------      --------      --------      --------
Balances at December 31, 1997 ...............           --        66,930        (1,251)      (18,739)          (44)       46,896
Net loss ....................................           --            --            --        (9,758)           --        (9,758)
Net unrealized gain on securities
   available-for-sale .......................           --            --            --            --            41            41
                                                                                                                        --------
Comprehensive loss ..........................                                                                             (9,717)
Issuance of 38,773 shares of
   common stock under the employee
   stock purchase plan ......................           --           202            --            --            --           202
Issuance of 71,613 shares of common
   stock due to options
   exercised by employees and consultants ...           --            34            --            --            --            34
Deferred compensation .......................           --            --            --            --            --            --
Reversal of deferred compensation
   for terminated employees .................           --          (264)          264            --            --            --
Amortization of deferred compensation .......           --            --           523            --            --           523
                                                  --------      --------      --------      --------      --------      --------
Balances at December 31, 1998 ...............     $     --      $ 66,902      $   (464)     $(28,497)     $     (3)     $ 37,938
                                                  ========      ========      ========      ========      ========      ========



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                                 1998           1997           1996
                                                                               ---------      ---------      ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss .................................................................     $  (9,758)     $  (4,602)     $    (670)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
 Depreciation and amortization ...........................................         2,874          2,988          1,560
 Amortization of deferred compensation ...................................           523            672            490
 Accrued rent ............................................................           (99)           103            (14)
 Issuance of common stock for services (included in issuance costs).......            --             --            103

 Changes in assets and liabilities:
     Prepaid expenses and other current assets ...........................           694           (950)          (196)
     Other assets ........................................................          (382)          (412)            73
     Accounts payable ....................................................        (1,018)          (210)         1,092
     Construction payable ................................................            --           (398)           713
     Accrued compensation and other liabilities ..........................            64            626            460
     Deferred revenue ....................................................          (486)          (403)           776
                                                                               ---------      ---------      ---------
Net cash provided by (used in) operating activities ......................        (7,588)        (2,586)         4,387
                                                                               ---------      ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments .......................................       (85,790)      (102,264)       (39,180)
Maturities of short-term investments .....................................        89,057        112,778             --
Capital expenditures .....................................................        (3,089)        (3,702)        (5,779)
                                                                               ---------      ---------      ---------
Net cash provided by (used in) investing activities ......................           178          6,812        (44,959)
                                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations ..........................          (795)        (1,085)        (1,117)
Proceeds from debt financing .............................................         4,000             --             --
Proceeds from issuances of common stock ..................................           236            270         36,499
Repayment of shareholder note ............................................            --             35             --
Net proceeds from issuance of convertible preferred stock ................            --             --          4,990
                                                                               ---------      ---------      ---------
Net cash provided by (used in) financing activities ......................         3,441           (780)        40,372
                                                                               ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents .....................        (3,969)         3,446           (200)
Cash and cash equivalents at beginning of period .........................        11,763          8,317          8,517
                                                                               ---------      ---------      ---------
Cash and cash equivalents at end of period ...............................     $   7,794      $  11,763      $   8,317
                                                                               =========      =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid ........................................................     $       2      $      23      $      --
                                                                               =========      =========      =========
Interest paid ............................................................     $      32      $     144      $     236
                                                                               =========      =========      =========



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation

     Microcide Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company whose mission is to discover, develop and commercialize novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's discovery and development programs address the growing problem of bacterial drug resistance and the need for improved antifungal and antiviral agents through two principal themes: (i) Targeted Antibiotics, which focuses on developing novel antibiotics and antibiotic potentiators to directly address existing bacterial and fungal resistance problems, and (ii) Targeted Genomics, which utilizes bacterial, fungal and viral genetics to discover new classes of antimicrobials and other novel treatments for infectious diseases.

     The Company anticipates working on a number of long-term development projects which involve experimental and unproven technology. The projects require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, the Company will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

     In January 1998, Microcide formed Iconix Pharmaceuticals, Inc. ("Iconix"), a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. After giving effect to the investment and including the stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 33% of Iconix' outstanding equity on a fully diluted basis. Microcide accounts for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix do not impact Microcide's statement of operations.

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

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders' equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

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

   Revenue Recognition

     Revenues related to research contracts are recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis and the Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Revenues related to license agreements with noncancelable, nonrefundable terms and no significant future obligations are recognized upon execution of the agreements. Milestone payments will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. For collaborative arrangements which include both revenue received on a cost reimbursement basis and funds received associated with the purchase of the Company's equity, the Company accounts for the equity component based on the estimated fair value of the Company's securities issued at the date that the terms of the respective agreements were agreed upon. During 1998 and 1997, the Company reported other revenues which principally related to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs.

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

           Had the Company been in a net income position, diluted earnings per share for 1998, 1997 and 1996 would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 349,000, 567,000 and 664,000 shares, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method).

   Comprehensive Loss

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, ("SFAS 130"), "Reporting Comprehensive Income," in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components as part of the Company's full set of financial statements and is effective for fiscal years beginning after December 31, 1997. The Company adopted SFAS 130 in the fiscal year ended December 31, 1998.

   Segment Information

     Effective January 1, 1998, the Company adopted Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement
131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 had no significant effect on results of operations or the financial position of the Company.

   Other Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company is required to adopt SFAS 133 for the year ending December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. Microcide does not currently engage in hedging activities; adoption of SFAS 133 is expected to have no material impact on Microcide's financial condition and results of operations.

   Reclassifications

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

   Johnson & Johnson

     In October 1995, the Company entered into a research and development agreement with Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, both Johnson & Johnson companies ("J&J"), to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The agreement provides for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. This collaboration was subsequently extended with respect to beta-lactam antibiotics through the end of 1999. J&J received exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by J&J, provided that the Company has the right to undertake certain co-promotion activities in North America, subject to J&J approval. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, J&J made a nonrefundable $3,000,000 up-front license payment to the Company, and an affiliate of J&J made an equity investment of $5,000,000 in return for 571,429 shares of Series D convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering (see Note 6). Total revenue recognized under the agreement for the years ended December 31, 1998, 1997 and 1996 was $3,206,000, $3,500,000 and $4,500,000, respectively.

   Daiichi Pharmaceutical Co. Ltd.

     In November 1995, the Company entered into a research and development agreement with Daiichi Pharmaceutical Co. Ltd. ("Daiichi") to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. The agreement provides for certain revenue payments, including payments for research and development costs for two years and nine months commencing July 1, 1995 and for reaching certain research and development goals. Daiichi subsequently exercised its option to extend the research collaboration for an additional year. Daiichi has the right to enter into a license agreement for exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Daiichi, subject to the Company's right to co-promote such drugs in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. Total research revenue recognized under the agreement for the years ended December 31, 1998, 1997 and 1996 was $3,749,000, $4,364,000 and $3,175,000, respectively.

   Pfizer Inc.

     In March 1996, the Company entered into a research and development agreement with Pfizer Inc. ("Pfizer") to implement the Company's essential gene and multi-channel screening system to discover novel classes of antibiotics. The agreement provides for certain revenue payments, including payments for research and development costs for five years and for reaching certain research and development goals. Pfizer received exclusive worldwide rights to products developed during the collaboration. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to the Company's right to co-promote such products in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, Pfizer made a $1,000,000 up-front license payment and a $5,000,000 equity investment in return for 571,429 shares of Series E convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering (see Note 6). Revenue recognized under the agreement for the years ended December 31, 1998, 1997 and 1996 was $4,186,000, $5,319,000 and
$3,598,000, respectively.

     In January 1999, the Company expanded its existing antibiotic research collaboration with Pfizer to include a focused effort to discover and develop new classes of antibiotics specifically designed for animal health applications. The agreement provides for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. Pfizer received exclusive worldwide rights to products developed during the collaboration. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to the Company's right to co-promote such products in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales.

     Costs related to research revenues under the above agreements for the years ended December 31, 1998, 1997 and 1996 approximated the related research revenue recognized (exclusive of license and milestone fees).

   Iconix Pharmaceuticals, Inc.

     In January 1998, Microcide and Iconix entered into several collaborative agreements. Through the Core Technology Development and License Agreement, Microcide and Iconix expect to work together over the following three years to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. During 1998, projects jointly undertaken pursuant to this agreement resulted in a net expense to Microcide of approximately $274,000. Through the Antiviral and Surrogate Genetics Research Collaboration, Iconix plans to apply Surrogate Genetics to a number of viral disease targets in the search for novel inhibitors. During 1998, Microcide incurred research expense pursuant to the antiviral collaboration of approximately $823,000. Microcide is obligated to provide Iconix with research support payments of up to $5.0 million over the remaining years of the collaboration which is extendible at Microcide's option for two additional one-year periods. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales. Pursuant to the Support Services Agreement, Microcide provides Iconix with facilities and various business support services for which Microcide is reimbursed. During 1998, Microcide received approximately $763,000 from Iconix pursuant to the Support Services Agreement which it treated as a reduction of expenses.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                        DECEMBER 31,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------
                                                                      (In thousands)
        Laboratory and office equipment ....................      $  9,547      $  7,678
        Leasehold improvements .............................         9,798         8,578
                                                                  --------      --------
                                                                    19,345        16,256
        Less accumulated depreciation and amortization......        (9,590)       (6,716)
                                                                  --------      --------
        Property and equipment, net ........................      $  9,755      $  9,540
                                                                  ========      ========

     Properties leased under capital leases are included above with a cost of approximately $655,000 and $4,538,000 at December 31, 1998 and 1997, with accumulated amortization of approximately $609,000 and $3,576,000 at December 31, 1998 and 1997, respectively. Under an equipment financing arrangement with a lender, a security agreement was executed, granting a lien and security interest to specific property of the Company (see Note 5).

4. INVESTMENTS

     The following is a summary of available-for-sale securities as of:

                                                                             AVAILABLE-FOR-SALE SECURITIES
                                                             -------------------------------------------------------------
                                                                                GROSS            GROSS           ESTIMATED
                                                              AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                                                                 COST           GAINS            LOSSES            VALUE
                                                             -------------------------------------------------------------
                                                                                     (In thousands)
     December 31, 1998
     Cash equivalents and short-term investments:
     Money market funds ...............................        $  2,520        $     --         $     --         $  2,520
     Corporate debt securities ........................          26,908              33              (36)          26,905
                                                               --------        --------         --------         --------
                                                               $ 29,428        $     33         $    (36)        $ 29,425
                                                               ========        ========         ========         ========
     December 31, 1997
     Cash equivalents and short-term investments:
     Money market funds ...............................        $  2,133        $     --         $     --         $  2,133
     Corporate debt securities ........................          37,461              --              (44)          37,417
                                                               --------        --------         --------         --------
                                                               $ 39,594        $     --         $    (44)        $ 39,550
                                                               ========        ========         ========         ========

     Maturities of securities available-for-sale were as follows:

                                                             AS OF DECEMBER 31,
                                          ---------------------------------------------------------
                                                    1998                         1997
                                          ---------------------------    --------------------------
                                          AMORTIZED    ESTIMATED FAIR    AMORTIZED   ESTIMATED FAIR
                                            COST           VALUE           COST          VALUE
                                          ---------------------------    --------------------------
                                                                (In thousands)
     Due in less than 1 year ......        $28,428        $28,425        $32,979        $32,938
     Due in 1 to 2 years ..........             --             --          6,615          6,612
     Due in 2 to 3 years ..........          1,000          1,000             --             --
                                           -------        -------        -------        -------
                                           $29,428        $29,425        $39,594        $39,550
                                           =======        =======        =======        =======

5.  LEASES AND DEBT FINANCING

     In fiscal years 1998 and prior, the Company was making payments under capital equipment lease lines of credit. In December 1998 and February 1999, Microcide exercised its option to buy out equipment under the outstanding leases whose terms were due to expire during 1998 and 1999. In December 1998, Microcide borrowed $4.0 million under an equipment financing arrangement whose terms include a fixed interest rate of 9.55% per annum with a repayment term of 36 months. Under this arrangement, Microcide can borrow up to an additional $1.0 million during 1999. This loan is collaterized by property and equipment.

     The Company leases its office and research facilities under various operating leases whose terms expire in 2005. The Company has options to extend its facilities leases for an additional five years. Future minimum lease payments under all noncancelable leases are as follows:

                                                            EQUIPMENT        OPERATING
                                                            FINANCING          LEASES
                                                           -----------      -----------
          Year ended December 31,                                 (In thousands)
          1999 ......................................        $ 1,437         $ 1,613
          2000 ......................................          1,544           1,748
          2001 ......................................          1,544           2,064
          2002 ......................................            133           2,142
          2003 ......................................              4           2,221
          Thereafter ................................             --           4,069
                                                             -------         -------
          Total minimum payment required ............          4,662         $13,857
                                                                             =======
          Less amount representing interest .........           (621)
                                                             -------
          Present value of future lease payments ....          4,041
          Less current portion ......................         (1,129)
                                                             -------
                                                             $ 2,912
                                                             =======

     Rent expense for operating leases was approximately $1,215,000, $947,000 and $454,000 in 1998, 1997 and 1996, respectively.

6. STOCKHOLDERS' EQUITY

   Preferred Stock

     The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors may set rights and privileges of any preferred stock issued.

   Warrants

     At December 31, 1998, warrants to purchase 160,187 shares of common stock at a weighted average price of $2.85 were outstanding. The warrants expire three years after the initial public offering (May 15, 1999).

   1996 Stock Purchase Plan

    During 1996, the shareholders ratified the adoption of the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 120,000 shares of common stock for issuance to employees. Under the Purchase Plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. At December 31, 1998, 48,073 shares of stock remained available for future purchase under the Purchase Plan.

   1996 Director Option Plan

     During 1996, the shareholders approved the 1996 Directors' Stock Option Plan (the "Director Plan"). The Company has reserved 80,000 shares of common stock for issuance to non-employee directors pursuant to options granted under this Plan. The Director Plan provides for the automatic grant of an option (the "First Option") to purchase 16,000 shares of Common Stock to each non-employee director provided that such director was not an employee director of the Company immediately prior to becoming a non-employee director. Each non-employee director, whether or not eligible to receive a First Option, is automatically granted an option to purchase 4,000 shares of Common Stock (a "Subsequent Option") each year on the date of the Company's annual stockholders meeting, if on such date he or she has served on the Board for at least six months. First Options and

Subsequent Options have terms of ten years. First Options vest and become exercisable as to 1/6th of the shares subject to the option six months after the date of grant, and as to 1/36th of the shares each month thereafter. Subsequent Options vest as to 1/12th of the shares subject to the option each month after the date of grant. The exercise prices of First Options and Subsequent Options are 100% of the fair market value per share of the Common Stock, generally determined with reference to the closing price of the Common Stock as reported on the Nasdaq National Market on the date of grant.

   1993 Amended Incentive Stock Plan

     At the Annual Shareholders' Meeting held on June 18, 1998, the shareholders approved the amendment of the 1993 Amended Incentive Stock Plan (the "Plan"), thereby increasing the number of shares of common stock reserved for issuance by 400,000. The total number of shares of common stock now reserved for issuance under the Plan is 2,280,000.

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

    Combined activity under the Director Option Plan and Amended Incentive Stock Option Plan was as follows:

                                                      NUMBER OF       RANGE OF EXERCISE  WEIGHTED AVERAGE
                                                       SHARES               PRICES        EXERCISE PRICE
                                                     ----------       -----------------  ----------------
          Balance at December 31, 1995 ......           496,500           $0.20-$0.38        $   0.30
            Options granted .................           417,100          $0.38-$12.50        $   6.33
            Options exercised ...............          (112,032)          $0.20-$2.50        $   0.30
            Options canceled ................           (27,868)         $0.20-$10.75        $   1.13
                                                     ----------

          Balance at December 31, 1996 ......           773,700          $0.20-$12.50        $   3.52
            Options granted .................           533,100          $9.44-$14.00        $  11.53
            Options exercised ...............          (140,626)          $0.20-$2.50        $   0.44
            Options canceled ................           (60,588)         $0.20-$13.75        $   8.01
                                                     ----------
          Balance at December 31, 1997 ......         1,105,586          $0.20-$14.00        $   7.50
            Options granted .................           683,845          $3.81-$12.12        $   6.58
            Options exercised ...............           (71,613)          $0.20-$2.50        $   0.42
            Options canceled ................          (286,472)         $0.38-$12.50        $  10.99
                                                     ----------
          Balance at December 31, 1998 ......         1,431,346          $0.20-$14.00        $   6.71
                                                     ==========

     Under the Amended Incentive Stock Option Plan, options to purchase 515,433 and 392,821 shares of common stock were exercisable at December 31, 1998 and 1997, respectively. At December 31, 1998, 397,183 shares remained available for grant under the Amended Incentive Stock Option Plan. Through December 31, 1998, 200,000 shares of common stock have been issued pursuant to stock purchase rights granted under the Plan which are subject to repurchase by the Company upon termination of employment. The Company's repurchase right generally lapses over four years. At December 31, 1998, 7,917 shares were subject to the Company's repurchase provision (at the original purchase prices from $0.25 to $0.375 per share) for an aggregate value of $3,000.

    Under the Director Plan, of the 56,000 shares outstanding, 23,334 shares were exercisable at December 31, 1998. At December 31, 1998, 24,000 shares remained available for grant under the Director Plan.

    The options outstanding at December 31, 1998 have been segregated into three ranges for additional disclosures as follows:

                                       OPTIONS OUTSTANDING                               EXERCISABLE OPTIONS
                                   --------------------------       WEIGHTED-         --------------------------
                                                    WEIGHTED-         AVERAGE                          WEIGHTED-
                 RANGE OF                           AVERAGE         REMAINING                          AVERAGE
                 EXERCISE                           EXERCISE      CONTRACTUAL LIFE                     EXERCISE
                  PRICES             NUMBER          PRICES          (IN YEARS)        NUMBER           PRICES
               ------------        ---------        ---------     ----------------    ---------        ---------
               $0.20-$0.375          159,129        $    0.33             6.08          156,476        $    0.33
               $2.50-$4.625          195,037             2.58             7.31          126,288             2.50
               $5.00-$8.875          533,295             5.91             9.71           27,269             7.19
               $9.00-$14.00          543,885            10.84             8.29          228,734            11.13
                                   ---------                                          ---------
                                   1,431,346             6.71             8.44          538,767             5.77
                                   =========                                          =========

    Stock Compensation

    The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Because SFAS 123 is applicable only to options granted subsequent to 1994, its pro forma effect was not fully reflected until 1999 since the options granted by Microcide generally vest over four years.

     The Company has recorded $2,315,000 in deferred compensation (net of reversals for stock option cancellations) pursuant to APB 25 for the difference between the grant price and the deemed fair value of the Company's common stock for certain options in the 12-month period prior to the initial public offering. The Company also recorded deferred compensation for stock options granted to consultants. The deferred compensation is being amortized to expense over the vesting period of the options, generally three to four years.

    Pro forma information regarding the net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1998, 1997 and 1996: weighted-average volatility factor of 0.75, 0.57 and 0.6, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 4.76%, 6.10% and 5.62%, respectively; and a weighted-average expected life of 3.63, 3.42 and 3.64 years, respectively.

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

    Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $3.51, $5.21 and $6.69, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's pro forma information is as follows:

                                                                      DECEMBER 31,
                                                ---------------------------------------------------------
                                                    1998                  1997                  1996
                                                -------------         -------------         -------------
          Pro forma net loss ...........        $ (10,601,000)        $  (5,789,000)        $  (1,407,000)
          Pro forma loss per share .....        $       (0.97)        $       (0.54)        $       (0.15)

7. NOTES RECEIVABLE FROM RELATED PARTIES

     At December 31, 1998, the Company had notes receivables due from employees in the amount of $647,000. These notes generally bear interest at 6%, are secured by property and are due within one year following termination of employment.

8. INCOME TAXES

     As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $22,600,000 and $7,500,000, respectively. The Company also had federal research and development tax credit carryforwards of approximately $300,000. The federal net operating loss carryforward will expire at various dates beginning in 2008 through 2018, if not utilized. The state net operating loss carryforward will expire at various dates beginning in 1999 through 2004, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change of ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                DECEMBER 31,
                                                          -------------------------
                                                           1998              1997
                                                          --------         --------
                                                                (In thousands)
          Deferred tax assets:
            Net operating loss carryforwards .....        $  8,100         $  5,500
            Research credit carryforwards ........             500              500
            Other ................................           2,300            1,300
                                                          --------         --------
          Total deferred tax assets ..............          10,900            7,300
          Valuation allowance ....................         (10,900)          (7,300)
                                                          --------         --------
          Net deferred tax assets ................        $     --         $     --
                                                          ========         ========

     Due to the lack of earnings history of the Company, the total net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $1,500,000 and $200,000 during the years ended December 31, 1997 and 1996, respectively.

9. SUBSEQUENT EVENTS

    Preferred Shares Purchase Rights

     In February 1999, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding share of Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $30, subject to adjustment. The Rights will separate from the Common Stock and become exercisable following the tenth day after a person or group (a) acquires beneficial ownership of 20% or more of the Common Stock, or (b) announces commencement of a tender or exchange offer, the consummation of which would result in ownership by a person or group of 20% or more of the Common Stock (in either case, the "Distribution Date"). The Company will be entitled to redeem the Rights at $0.001 per Right at any time prior to the Distribution Date. The Rights expire on the earliest of (a) February 2, 2009, or
(b) exchange or redemption of the Rights. The Rights are designed to protect stockholders from unsolicited attempts to acquire the Company on terms that do not maximize stockholder value, while not preventing a fair acquisition offer for the Company.

                                 EXHIBIT INDEX

        EXHIBITS                              DESCRIPTION
        --------                              -----------
          2.1            Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)
                         Series A Preferred Stock Purchase Agreement. (2)
          2.2*           Core Technology Development and License Agreement by
                         and between Microcide Pharmaceuticals, Inc. and Iconix
                         Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) (2)
          2.3*           Antiviral and Surrogate Genetics Research Collaboration
                         Agreement by and between Microcide Pharmaceuticals,
                         Inc. and Iconix Pharmaceuticals, Inc. (formerly
                         EpiGenix, Inc.) (2)
          3.2            Restated Certificate of Incorporation of the
                         Registrant. (1)
          3.5            Bylaws of the Registrant. (1)
          4.2            Form of Common Stock Certificate. (1)
          4.3            Series A Preferred Warrant Purchase Agreement and
                         Warrant between Dominion Ventures, Inc. and the
                         Registrant dated May 10, 1993. (1)
          4.4            Series B Preferred Warrant Purchase Agreement and
                         Warrant between Dominion Ventures, Inc. and the
                         Registrant dated May 10, 1993. (1)
          4.5            Series C Preferred Warrant Purchase Agreement and
                         Warrant between Dominion Ventures, Inc. and the
                         Registrant dated June 10, 1994. (1)
          4.6            Series B Preferred Warrant Agreement between Comdisco,
                         Inc. and the Registrant dated September 1, 1993. (1)
          4.7            Series C Preferred Warrant Agreement between Comdisco,
                         Inc. and the Registrant dated September 1, 1993. (1)
         10.1            Information and Registration Rights Agreement, dated
                         June 29, 1994 as amended. (1)
         10.2            1993 Amended Incentive Stock Plan. (1)
         10.3            1996 Employee Stock Purchase Plan. (1)
         10.4            1996 Director Option Plan. (1)
         10.5            401(k) Plan. (1)
         10.6*           Research and License Agreement between the Registrant
                         and Ortho Pharmaceutical Corporation and the R.W.
                         Johnson Pharmaceutical Research Institute dated October
                         24, 1995. (1)
         10.7*           Research and License Agreement between the Registrant
                         and Ortho Pharmaceutical Corporation and the R.W.
                         Johnson Pharmaceutical Research Institute dated October
                         24, 1995. (1)
         10.8*           Joint Research Agreement between the Registrant and
                         Daiichi Pharmaceutical Co., Ltd. dated November 6,
                         1995. (1)
         10.9*           Collaborative Research Agreement between the Registrant
                         and Pfizer Inc dated March 1, 1996. (1)
         10.10*          License and Royalty Agreement between the Registrant
                         and Pfizer Inc dated March 1, 1996. (1)
         10.11           Master Lease Agreement between Dominion Ventures, Inc.
                         and the Registrant, dated May 10, 1993, as amended on
                         June 10, 1994 and November 22, 1994. (1)
         10.12           Master Lease Agreement between the Registrant and
                         Comdisco, Inc. dated September 1, 1993. (1)
         10.13           Lease Agreement between the Registrant and Portola Land
                         Company dated April 1993. (1)
         10.14           Form of Indemnification Agreement between the
                         Registrant and its Officers and Directors. (1)

        EXHIBITS                              DESCRIPTION
        --------                              -----------
         10.15           Employment Agreement dated January 31, 1994 between the
                         Registrant and James E. Rurka. (1)
         10.16           Employment Agreement dated December 23, 1992 between
                         the Registrant and Keith A. Bostian, Ph.D. (1)
         10.17           Lease Agreement commencing November 1, 1996 between the
                         Registrant and Logue Investments L.P., a California
                         limited partnership. (3)
         10.18*          Synthetic Compound Purchase Agreement between the
                         Registrant and Daiichi Pharmaceutical Co., Ltd. dated
                         June 25, 1997. (4)
         10.19           Sublease agreement between the Registrant, Quickturn
                         Design Systems, Inc. and Portola Land Co. dated
                         September 1997. (5)
         10.20           Sub-sublease agreement between the Registrant, Alpha
                         Blox Corporation, Quickturn Design Systems, Inc. and
                         Portola Land Co. dated September 1997. (6)
         10.21           Consulting Agreement dated January 14, 1998 between the
                         Registrant and Keith Bostian, Ph.D. (6)
         10.22           Lease Agreement between the Registrant and Portola Land
                         Co. dated May 11, 1998. (7)
         10.23           Promissory Note between the Registrant and Heller
                         Financial Leasing, Inc. dated December 22, 1998.
         10.24           Security Agreement between the Registrant and Heller
                         Financial Leasing, Inc. dated December 22, 1998.
         10.25+          Amendment of Research and License Agreement between the
                         Registrant and Ortho Pharmaceutical Corporation and the
                         R.W. Johnson Pharmaceutical Research Institute dated
                         October 23, 1998.
         10.26+          Collaborative Research Agreement between the Registrant
                         and Pfizer Inc dated January 13, 1999.
         10.27+          License and Royalty Agreement between the Registrant
                         and Pfizer Inc dated January 13, 1999.
         10.28           Preferred Shares Rights Agreement dated February 2,
                         1999 between the Registrant and Chase Mellon
                         Shareholder Services, L.L.C. (8)
         23.1            Consent of Ernst & Young LLP, Independent Auditors.
         24.1            Power of Attorney (see page 31).
         27.1            Financial Data Schedule.


----------

(1) Incorporated by reference to the same-numbered exhibit in Registrant's Registration Statement on Form S-1, registration number 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.

(2) Incorporated by reference to the same-numbered exhibit in Registrant's Form 8-K filed with the Securities and Exchange Commission and dated January 29, 1998.

(3) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1996, filed with the Securities and Exchange Commission and dated November 8, 1996.

(4) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission and dated August 14, 1997.

(5) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended September 30, 1997, filed with Securities and Exchange Commission and dated November 14, 1997.

(6) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1997, filed with Securities and Exchange Commission and dated March 31, 1998.

(7) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended June 30, 1998, filed with Securities and Exchange Commission and dated August 14, 1998.

(8) Incorporated by reference to Exhibit 1 in Registrant's Form 8-A filed with the Securities and Exchange Commission and dated February 4, 1999.

*      Confidential Treatment granted

+      Confidential Treatment requested