Form 10-Q
period 1999-03-31
MICROCIDE PHARMACEUTICALS INC
filed 1999-05-14
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Number of shares of Common Stock,  no par value,  outstanding as of May 4, 1999:
11,068,662.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 1999


                                                                           PAGE
                                                                          NUMBER

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets as of March 31, 1999
                  and December 31, 1998                                        3

                  Condensed Statements of Operations for the three
                  months ended March 31, 1999 and March 31, 1998               4

                  Condensed Statements of Cash Flows for the three months
                  ended March 31, 1999 and March 31, 1998                      5

                  Notes to Condensed Financial Statements                      6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7


PART II           OTHER INFORMATION                                           10

Item 1.           Legal Proceedings

Item 2.           Changes in Securities

Item 3.           Defaults in Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES                                                                    11

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                      CONDENSED BALANCE SHEETS
                                                           (in thousands)


                                                                                                     March 31,          December 31,
                                                                                                       1999                  1998
                                                                                                     --------              --------
                                                                                                   (Unaudited)              (Note)
ASSETS

Current assets:
    Cash and cash equivalents                                                                        $  4,877              $  7,794
    Short-term investments                                                                             24,272                25,398
    Receivables, prepaid expenses and other current assets                                              2,110                   590
                                                                                                     --------              --------
Total current assets                                                                                   31,259                33,782

Property and equipment, net                                                                             9,293                 9,755

Other assets                                                                                              969                   953
                                                                                                     --------              --------

Total assets                                                                                         $ 41,521              $ 44,490
                                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                 $    405              $    642
    Accrued compensation                                                                                  789                   920
    Current portion of notes payable                                                                    1,231                 1,129
    Deferred revenue                                                                                      364                   300
    Other accrued liabilities                                                                             556                   522
                                                                                                     --------              --------
Total current liabilities                                                                               3,345                 3,513

Long-term portion of notes payable                                                                      2,594                 2,912
Accrued rent                                                                                              240                   127

Stockholders' equity:
    Common stock                                                                                       66,903                66,902
    Deferred compensation                                                                                (338)                 (464)
    Accumulated deficit                                                                               (31,220)              (28,497)
    Accumulated other comprehensive loss                                                                   (3)                   (3)
                                                                                                     --------              --------

Total stockholders' equity                                                                             35,342                37,938
                                                                                                     --------              --------

Total liabilities and stockholders' equity                                                           $ 41,521              $ 44,490
                                                                                                     ========              ========



NOTE:  The balance  sheet at December  31, 1998 has been  derived from the audited  financial  statements  at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                           See Notes to Condensed Financial Statements.


                         MICROCIDE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            1999         1998
                                                          --------     --------

Revenues:
    License, milestone and other revenues                 $    299     $   --
    Research revenue                                         2,393        3,035
                                                          --------     --------
Total revenues                                               2,692        3,035

Operating expenses:
    Research and development                                 4,748        5,061
    General and administrative                               1,005        1,058
                                                          --------     --------
Total operating expenses                                     5,753        6,119
                                                          --------     --------

Loss from operations                                        (3,061)      (3,084)

Interest income                                                409          526
Interest and other expense                                     (71)         (18)
                                                          --------     --------

Net loss                                                  $ (2,723)    $ (2,576)
                                                          ========     ========

Net loss per share                                        $  (0.25)    $  (0.24)
                                                          ========     ========

Shares used in calculation of net loss per share            11,026       10,929


                  See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.


                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                             (unaudited)


                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                     -------------------------------
                                                                                                       1999                 1998
                                                                                                     --------              --------
Cash flows used in operating activities:
Net loss                                                                                             $ (2,723)             $ (2,576)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                                                      694                   787
       Amortization of deferred compensation                                                              126                   132
       Accrued rent                                                                                       113                    35
       Net unrealized loss on securities                                                                 --                     (31)
Changes in assets and liabilities:
    Receivables, prepaid expenses and other current assets                                             (1,520)                  305
    Other assets                                                                                          (16)                 (113)
    Accounts payable                                                                                     (237)                 (776)
    Construction payable                                                                                 --                    (347)
    Accrued compensation and other accrued liabilities                                                    (97)                  221
    Deferred revenue                                                                                       64                  (154)
                                                                                                     --------              --------
Net cash used in operating activities                                                                  (3,596)               (2,517)
                                                                                                     --------              --------

Cash flows used in investing activities:
Purchase of short-term investments                                                                     (6,174)              (26,746)
Maturities of short-term investments                                                                    7,300                25,075
Capital expenditures                                                                                     (232)                 (632)
                                                                                                     --------              --------
Net cash provided by (used in) investing activities                                                       894                (2,303)
                                                                                                     --------              --------

Cash flows from financing activities:
Principal payments on notes payable                                                                      (216)                 (234)
Net proceeds from issuance of common stock                                                                  1                    10
                                                                                                     --------              --------
Net cash used in financing activities                                                                    (215)                 (224)
                                                                                                     --------              --------

Net decrease in cash and cash equivalents                                                              (2,917)               (5,044)
Cash and cash equivalents, beginning of period                                                          7,794                11,763
                                                                                                     --------              --------
Cash and cash equivalents, end of period                                                             $ 4 ,877              $  6,719
                                                                                                     ========              ========

Supplemental disclosure of cash flow information:
Income taxes paid                                                                                    $      1              $      2
                                                                                                     ========              ========
Interest paid                                                                                        $     71              $     18
                                                                                                     ========              ========

                               See Notes to Condensed Financial Statements.


                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


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

         This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. Per Share Information

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

         Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's securities to be included in comprehensive income or loss. During the three months ended March 31, 1999 and 1998, the Company's comprehensive loss amounted to $2,723,000 and $2,607,000, respectively.

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

         Through March 31, 1999, the Company had received in the aggregate $42.3 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive up to an additional $11.5 million of research support payments, including payments related to the Pfizer Animal Health collaboration. In addition, in the event that any of the collaborative agreements is extended beyond its current term, the Company will be entitled to receive additional research support payments.

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

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, and the period of time for which the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, expectations concerning the Company's future research and development and general and administrative expenses, and the potential impact of the Year 2000 issue. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans in clinical trials, or that the identification, selection, manufacture, pre-clinical, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, or that the Year 2000 issue will have a material impact on the Company, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended December 31, 1998. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.

Results of Operations

Three Months Ended March 31, 1999 and March 31, 1998

Revenues. Total revenues for the first quarter of 1999 were $2.7 million, a decrease of 11% from the $3.0 million in revenues recognized in the first quarter of 1998; the decrease was due to lower revenues recognized from the Company's collaborations with Daiichi and Johnson & Johnson, partially offset by additional revenues from the Pfizer Animal Health collaboration and the sale of molecular diversity samples to Iconix Pharmaceuticals. Revenues related to the sale of molecular diversity samples to Iconix were exactly offset by an increase in expenses charged to Microcide as part of the antiviral research collaboration with Iconix.

Research and Development Expenses. Research and development expenses for the first quarter decreased approximately 6% from $5.1 million in 1998 to $4.7 million in 1999. The decrease was due primarily to lower costs related to assembling the Company's molecular diversity collection, lower expenses for research supplies and materials, and lower expenses for outside consulting services to support the Company's corporate collaborations and its internal programs, partially offset by higher research support expenses associated with the Company's antiviral discovery program with Iconix. Research and development expenses are not expected to materially change in the second quarter.

General and Administrative Expenses. General and administrative expenses for the first quarter were approximately equal at $1.0 million in both 1999 and 1998. General and administrative expenses are not expected to materially change in the second quarter.

Interest Income, net. Interest income for the first quarter decreased from $526,000 in 1998 to $409,000 in 1999, primarily due to a decrease in average cash balances. Interest expense for the first quarter increased from $18,000 in 1998 to $71,000 in 1999 primarily due to a new equipment financing arrangement entered into at the end of 1998.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements, through other revenues principally consisting of sales of molecular diversity samples and through equipment financing. As of March 31, 1999 the Company had received approximately $64.6 million in net proceeds from the sale of equity and approximately $42.3 million from license fees and milestone payments, and research support payments under collaborative agreements.

         Cash, cash equivalents and short-term investments at March 31, 1999 were $29.1 million compared to $33.2 million at December 31, 1998. The decrease during the first three months of 1999 was due primarily to cash used by operations of $3.6 million, $232,000 in capital expenditures and $215,000 utilized in financing activities which predominantly consisted of principal payments on the Company's new equipment financing arrangement.

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

         The Company has begun to assess the potential impact of the Year 2000 computer problem on its computer systems, research equipment with embedded chips or software, and on the ability of third parties to supply critical materials and services. The Company has completed the assessment of its computer systems and believes them to be Year 2000 compliant. The Company expects to complete the assessment of its embedded systems and certain third party suppliers by the third quarter of 1999, and to take necessary remediation action by the end of 1999. Expenditures to date have not been material and have consisted solely of the time of certain company personnel. Based on the partial assessment completed through March 31, 1999, the Company does not currently expect the future costs of completing the assessment and making equipment modifications to be material. Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company is unable to control whether the firms and vendors it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company's operations could be affected to the extent that firms and vendors would be unable to provide services or ship products. Management does not believe the Year 2000 changes will have a material impact on its business, financial condition or results of operations. Because of this, the Company does not have a formal contingency plan, however, if deemed appropriate in the future, the Company would implement one.

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

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

     (a) The following exhibits have been filed with this report:

             27.1    Financial Data Schedule

     (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 14, 1999




                              MICROCIDE PHARMACEUTICALS, INC.
                              --------------------------------------------------
                              (Registrant)



                                /s/  James E. Rurka
                              --------------------------------------------------
                              President, Chief Executive Officer and Director (principal executive officer)




                                /s/  Matthew J. Hogan
                              --------------------------------------------------
                              Chief Financial Officer
                              (principal financial and accounting officer)