Form 10-Q
period 1999-06-30
MICROCIDE PHARMACEUTICALS INC
filed 1999-08-16
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               Yes _X_      No __

Number of shares of Common Stock, no par value, outstanding as of July 30, 1999:
11,105,583.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                  JUNE 30, 1999


                                                                           PAGE
                                                                          NUMBER

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

         Condensed Balance Sheets as of June 30, 1999
         and December 31, 1998                                                3

         Condensed Statements of Operations for the three and six
         months ended June 30, 1999 and June 30, 1998                         4

         Condensed Statements of Cash Flows for the six months
         ended June 30, 1999 and June 30, 1998                                5

         Notes to Condensed Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          10

PART II  OTHER INFORMATION                                                   11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults in Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                   13

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                      CONDENSED BALANCE SHEETS
                                                           (in thousands)

                                                                                                   June 30,             December 31,
                                                                                                     1999                  1998
                                                                                                   --------              --------
                                                                                                  (Unaudited)             (Note)
ASSETS

Current assets:
    Cash and cash equivalents                                                                      $  9,743              $  7,794
    Short-term investments                                                                           15,661                25,398
    Receivables, prepaid expenses and other current assets                                            2,421                   590
                                                                                                   --------              --------
Total current assets                                                                                 27,825                33,782

Property and equipment, net                                                                           8,762                 9,755

Other assets                                                                                            911                   953
                                                                                                   --------              --------
Total assets                                                                                       $ 37,498              $ 44,490
                                                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                               $    160              $    642
    Accrued compensation                                                                                717                   920
    Current portion of notes payable                                                                  1,261                 1,129
    Deferred revenue                                                                                    337                   300
    Other accrued liabilities                                                                           654                   522
                                                                                                   --------              --------
Total current liabilities                                                                             3,129                 3,513

Long-term portion of notes payable                                                                    2,267                 2,912
Accrued rent                                                                                            229                   127

Stockholders' equity:
    Common stock                                                                                     66,993                66,902
    Deferred compensation                                                                              (212)                 (464)
    Accumulated deficit                                                                             (34,863)              (28,497)
    Accumulated other comprehensive loss                                                                (45)                   (3)
                                                                                                   --------              --------

Total stockholders' equity                                                                           31,873                37,938
                                                                                                   --------              --------

Total liabilities and stockholders' equity                                                         $ 37,498              $ 44,490
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

                                            See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                             (unaudited)

                                                                      Three Months Ended                      Six Months Ended
                                                                           June 30,                              June 30,
                                                                  ---------------------------           ---------------------------
                                                                    1999               1998               1999               1998
                                                                  --------           --------           --------           --------
Revenues:
License, milestone and other revenues                             $   --             $   --             $    299           $   --
Research revenue                                                     1,545              2,800              3,938              5,835
                                                                  --------           --------           --------           --------
      Total revenues                                                 1,545              2,800              4,237              5,835

Operating expenses:
   Research and development                                          4,457              4,815              9,205              9,876
   General and administrative                                          979                953              1,984              2,011
                                                                  --------           --------           --------           --------
       Total operating expenses                                      5,436              5,768             11,189             11,887
                                                                  --------           --------           --------           --------

Loss from operations                                                (3,891)            (2,968)            (6,952)            (6,052)

Interest income                                                        365                504                775              1,030
Interest expense                                                      (117)               (12)              (188)               (30)
                                                                  --------           --------           --------           --------
      Net loss                                                    $ (3,643)          $ (2,476)          $ (6,365)          $ (5,052)
                                                                  ========           ========           ========           ========

Net loss per share                                                $  (0.33)          $  (0.23)          $  (0.58)          $  (0.46)
                                                                  ========           ========           ========           ========

Shares used in calculation of
 net loss per share                                                 11,078             10,957             11,052             10,941

                                            See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                             (unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                     ------------------------------
                                                                                                       1999                  1998
                                                                                                     --------              --------
Cash flows used in operating activities:
Net loss                                                                                             $ (6,365)             $ (5,052)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                                                    1,396                 1,466
       Amortization of deferred compensation                                                              251                   264
       Accrued rent                                                                                       102                   (62)
       Net unrealized loss on securities                                                                  (42)                  (14)
Changes in assets and liabilities:
    Receivables, prepaid expenses and other current assets                                             (1,831)                 (641)
    Other assets                                                                                           42                  (314)
    Accounts payable                                                                                     (482)                 (326)
    Accrued compensation and other accrued liabilities                                                    (71)                   76
    Deferred revenue                                                                                       37                    89
                                                                                                     --------              --------
Net cash used in operating activities                                                                  (6,963)               (4,514)
                                                                                                     --------              --------

Cash flows used in investing activities:


Purchase of short-term investments                                                                    (16,170)              (26,410)
Maturities of short-term investments                                                                   25,907                24,010
Capital expenditures                                                                                     (403)               (1,708)
                                                                                                     --------              --------
Net cash provided by (used in) investing activities                                                     9,334                (4,108)
                                                                                                     --------              --------


Cash flows from financing activities:
Principal payments on notes payable                                                                      (513)                 (377)
Net proceeds from issuance of common stock                                                                 91                   126
                                                                                                     --------              --------
Net cash used in financing activities                                                                    (422)                 (251)
                                                                                                     --------              --------

Net decrease in cash and cash equivalents                                                               1,949                (8,873)
Cash and cash equivalents, beginning of period                                                          7,794                11,763
                                                                                                     --------              --------
Cash and cash equivalents, end of period                                                             $  9,743              $  2,890
                                                                                                     ========              ========

Supplemental disclosure of cash flow information:
Income taxes paid                                                                                    $      1              $      2
                                                                                                     ========              ========
Interest paid                                                                                        $    189              $     30
                                                                                                     ========              ========

                                            See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

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


3. Changes in Accounting Standards

         Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's securities to be included in comprehensive income or loss. During the six months ended June 30, 1999 and 1998, the Company's comprehensive loss amounted to $6,407,000 and $5,066,000, respectively.

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

         Through June 30, 1999, the Company had received in the aggregate $43.9 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive up to an additional $12.5 million of research support payments. In addition, in the event that any of the collaborative agreements is extended beyond its current term, the Company will be entitled to receive additional research support payments.

         In the event that the Company achieves the specified research and product development milestones, the Company will be entitled to receive milestone payments under its collaborative agreements with the three major pharmaceutical companies ranging from $13.0 million to $32.5 million per product for human use. No royalty payments have yet been received and the Company does not expect to receive royalties based upon the net sales of drugs for a significant number of years, if ever.

         Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. The Company expects to incur operating losses in the future.

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, and the period of time for which the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, expectations concerning the Company's future research and development and general and administrative expenses, and the potential impact of the Year 2000 issue. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans or animals in clinical trials, or that the identification, selection, manufacture, pre-clinical testing, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, or that the Year 2000 issue will have a material impact on the Company, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended December 31, 1998. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.


Results of Operations

Three Months Ended June 30, 1999 and June 30, 1998

Revenues. Total revenues for the second quarter of 1999 were $1.5 million, a decrease of 46% from the $2.8 million in revenues recognized in the second quarter of 1998. Revenues were largely derived from corporate partnerships with Pfizer, Daiichi and two affiliates of Johnson & Johnson ("J&J"). The decline in comparative revenues during these periods was due to the conclusion of the Daiichi collaboration at the end of the first quarter in 1999 and lower revenues recognized from the J&J collaboration, partially offset by increased revenues from Pfizer related to the initiation of research under the Pfizer Animal Health agreement.

Research and Development Expenses. Research and development expenses for the second quarter decreased approximately 6% from $4.8 million in 1998 to $4.5 million in 1999. The decrease was due primarily to a decrease in research expenses, outside consulting services and facilities expenses, partially offset by higher research support expenses associated with the Company's antiviral discovery program with Iconix. Research and development expenses are not expected to materially change in the third quarter.

General and Administrative Expenses. General and administrative expenses for the second quarter were approximately equal at $1.0 million in both 1999 and 1998. General and administrative expenses are not expected to materially change in the third quarter.

Interest Income, net. Interest income for the second quarter decreased from $504,000 in 1998 to $365,000 in 1999, primarily due to a decrease in average cash balances. Interest expense for the second quarter increased from $12,000 in 1998 to $117,000 in 1999, primarily due to an equipment financing arrangement entered into at the end of 1998.

Six Months Ended June 30, 1999 and June 30, 1998

Revenues. Total revenues for the first half of 1999 were $4.2 million, a decrease of 28% from the $5.8 million in revenues recognized in the first half of 1998. Revenues were largely derived from corporate partnerships with Pfizer, Daiichi and two affiliates of Johnson & Johnson ("J&J"). The decline in comparative revenues during these periods was due to the conclusion of the Daiichi collaboration at the end of the first quarter in 1999 and lower revenues recognized from the J&J collaboration, partially offset by increased revenues from Pfizer related to the initiation of research under the Pfizer Animal Health agreement and the sale of molecular diversity samples to Iconix Pharmaceuticals. Revenues related to the sale of molecular diversity samples to Iconix were exactly offset by an increase in expenses charged to Microcide as part of the antiviral research collaboration with Iconix.

Research and Development Expenses. Research and development expenses for the first half decreased approximately 7% from $9.9 million in 1998 to $9.2 million in 1999. The decrease was due primarily to a decrease in spending for facilities, acquisitions of molecular diversity, and other research expenses associated with lower headcount in support of the Company's corporate collaborations and internal programs. These decreases were partially offset by higher research support expenses associated with the Company's antiviral discovery program with Iconix. Research and development expenses are not expected to materially change in the second half of 1999.

General and Administrative Expenses. General and administrative expenses for the first half were approximately equal at $2.0 million in both 1999 and 1998. General and administrative expenses are not expected to materially change in the second half of 1999.

Interest Income, net. Interest income for the first half decreased from $1.0 million in 1998 to $775,000 in 1999, primarily due to a decrease in average cash balances. Interest expense for the first half increased from $30,000 in 1998 to $188,000 in 1999 primarily due to an equipment financing arrangement entered into at the end of 1998.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements, through other revenues principally consisting of sales of molecular diversity samples and through equipment financing. As of June 30, 1999, the Company had received approximately $67.0 million in net proceeds from the sale of equity, and approximately $43.9 million from license fees, milestone payments and research support payments under collaborative agreements.

         Cash, cash equivalents and short-term investments at June 30, 1999 were $25.4 million compared to $33.2 million at December 31, 1998. The decrease during the first half of 1999 was due primarily to cash used by operations of $7.0 million, $403,000 in capital expenditures and $513,000 utilized in financing activities which predominantly consisted of principal payments on the Company's equipment financing arrangement. This was offset by $91,000 in net proceeds from the issuance of common stock.

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

         The Company has begun to assess the potential impact of the Year 2000 computer problem on its computer systems, research equipment with embedded chips or software, and on the ability of third parties to supply critical materials and services. The Company has completed the assessment of its computer systems and believes them to be Year 2000 compliant. The Company expects to complete the assessment of its embedded systems and certain third party suppliers by the third quarter of 1999, and to take necessary remediation action by the end of 1999. Expenditures to date have not been material and have consisted solely of the time of certain company personnel. Based on the partial assessment completed through June 30, 1999, the Company does not currently expect the future costs of completing the assessment and making equipment modifications to be material. Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company is unable to control whether the firms and vendors it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company's operations could be affected to the extent that firms and vendors would be unable to provide services or ship products. Management does not believe the Year 2000 changes will have a material impact on its business, financial condition or results of operations. Because of this, the Company does not have a formal contingency plan; however, if deemed appropriate in the future, the Company would implement one.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

Interest Rate Sensitivity

         The fair value of the Company's investments in marketable securities at June 30, 1999 was $24.1 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

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

         None.


Item 3.  Defaults in Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of Microcide Pharmaceuticals, Inc. was held on June 24, 1999.

     (b) The following Class III Directors were elected to serve for a term of three years to expire at the Company's 2002 Annual Meeting of
         Stockholders:

         Name                       Position                      Term Expires
         ----                       --------                      ------------
         Keith A. Bostian, Ph.D.    Class III Director               2002
         James E. Rurka             Class III Director               2002


         The following Class I and II Directors continue to serve their respective terms which expire at the Company's Annual Meeting of Stockholders in the year as noted:

         Name                          Position                     Term Expires
         ----                          --------                     ------------
         Daniel L. Kisner, M.D.        Class I Director                 2000
         Hugh Y. Rienhoff, Jr., M.D.   Class II Director                2001
         David Schnell, M.D.           Class I Director                 2000
         Mark B. Skaletsky             Class I Director                 2000
         John P. Walker                Chairman, Class II Director      2001


     (c) The matters voted upon at the meeting and the voting results were as follows:

         (i) The election of two Class III Directors for a term of three years:

         Name                        For            Against          Not Voted
         ----                        ---            -------          ---------
         Keith A. Bostian, Ph.D.   9,522,387         55,101          1,464,270
         James E. Rurka            9,520,981         56,507          1,464,270


         (ii) Approval of amendment to the Company's 1993 Amended Incentive Stock Plan, increasing the number of shares of Common Stock reserved for issuance from 2,280,000 to 2,580,000:

              For               Against            Abstain         Not Voted
              ---               -------            -------         ---------
            8,977,070           584,530             15,888         1,464,270

         (iii) Approval of amendment to the Company's 1996 Director Plan, increasing the number of shares of Common Stock reserved for issuance from 80,000 to 150,000:

              For               Against            Abstain         Not Voted
              ---               -------            -------         ---------
            9,168,957           392,881             15,650         1,464,270

         (iv) Approval of amendment to the Company's 1996 Employee Stock Purchase Plan, increasing the number of shares of Common Stock reserved for issuance from 120,000 to 220,000:

              For               Against            Abstain         Not Voted
              ---               -------            -------         ---------
            9,302,692           261,158             13,638         1,464,270

         (v) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999:

              For               Against            Abstain         Not Voted
              ---               -------            -------         ---------
            9,543,086            25,697              8,705         1,464,270


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits have been filed with this report:

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 16, 1999


                                           MICROCIDE PHARMACEUTICALS, INC.
                                           (Registrant)


                                           /s/  James E. Rurka
                                           -------------------------------------
                                           President, Chief Executive Officer,
                                           Acting Financial Officer and Director
                                           (principal executive officer and
                                           principal financial officer)