Form 10-Q
period 1999-09-30
MICROCIDE PHARMACEUTICALS INC
filed 1999-11-15
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             Yes  X       No
                                -----       -----

Number of shares of Common Stock, no par value, outstanding as of November 1, 1999: 11,137,922.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 1999


                                                                           PAGE
                                                                          NUMBER


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes

            Condensed Balance Sheets as of September 30, 1999                3
            and December 31, 1998

            Condensed Statements of Operations for the three and nine
            months ended September 30, 1999 and September 30, 1998           4

            Condensed Statements of Cash Flows for the nine months
            ended September 30, 1999 and September 30, 1998                  5

            Notes to Condensed Financial Statements                          6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      10


PART II     OTHER INFORMATION                                               11

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults in Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES                                                                  12

                                     MICROCIDE PHARMACEUTICALS, INC.

                                        CONDENSED BALANCE SHEETS
                                             (in thousands)
                                                                     September 30,           December 31,
                                                                        1999                    1998
                                                                        ----                    ----
                                                                     (Unaudited)                (Note)
ASSETS

Current assets:
    Cash and cash equivalents                                         $    8,483              $    7,794
    Short-term investments                                                15,181                  25,398
    Receivables, prepaid expenses and other current assets                 1,725                     590
                                                                      ----------              ----------
Total current assets                                                      25,389                  33,782

Property and equipment, net                                                8,178                   9,755

Other assets                                                                 912                     953
                                                                      ----------              ----------

Total assets                                                           $  34,479               $  44,490
                                                                      ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $      245              $      642
    Accrued compensation                                                     646                     920
    Current portion of notes payable                                       1,291                   1,129
    Deferred revenue                                                         326                     300
    Other accrued liabilities                                              1,092                     522
                                                                      ----------              ----------
Total current liabilities                                                  3,600                   3,513

Long-term portion of notes payable                                         1,933                   2,912
Accrued rent                                                                 230                     127

Stockholders' equity:
    Common stock                                                          67,003                  66,902
    Deferred compensation                                                   (87)                   (464)
    Accumulated deficit                                                 (38,156)                (28,497)
    Accumulated other comprehensive loss                                    (44)                     (3)
                                                                      ----------              ----------

Total stockholders' equity                                                28,716                  37,938
                                                                      ----------              ----------

Total liabilities and stockholders' equity                            $   34,479              $   44,490
                                                                      ==========              ==========

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

                              See Notes to Condensed Financial Statements.

                           MICROCIDE PHARMACEUTICALS, INC.

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                             (unaudited)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                         September 30,
                                                                  ---------------------------           ---------------------------
                                                                    1999               1998               1999               1998
                                                                  --------           --------           --------           --------
Revenues:
Research revenue                                                  $  1,560           $  2,800           $  5,498           $  8,635
License, milestone and other revenues                                   32                 43                331                 43
                                                                  --------           --------           --------           --------
      Total revenues                                                 1,592              2,843              5,829              8,678

Operating expenses:
   Research and development                                          4,044              4,723             13,249             14,599
   General and administrative                                        1,103                980              3,087              2,991
                                                                  --------           --------           --------           --------

       Total operating expenses                                      5,147              5,703             16,336             17,590
                                                                  --------           --------           --------           --------

Loss from operations                                                (3,555)            (2,860)           (10,507)            (8,912)

Interest income, net                                                   261                456                848              1,456
                                                                  --------           --------           --------           --------
      Net loss                                                    $ (3,294)          $ (2,404)          $ (9,659)          $ (7,456)
                                                                  ========           ========           ========           ========


Net loss per share                                                $  (0.30)          $  (0.22)          $  (0.87)          $  (0.68)
                                                                  ========           ========           ========           ========

Shares used in calculation of
 net loss per share                                                 11,105             10,972             11,069             10,951

                                            See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                        CONDENSED STATEMENTS OF CASH FLOWS
                 Increase (decrease) in cash and cash equivalents
                                   (unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                              -----------------
                                                               1999        1998
                                                               ----        ----
Cash flows used in operating activities:
Net loss                                                     $ (9,659)   $ (7,456)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                            2,075       2,241
       Amortization of deferred compensation                      377         401
       Accrued rent                                               103         (49)
       Net unrealized loss on securities                          (41)         75
Changes in assets and liabilities:
    Receivables, prepaid expenses and other current assets     (1,135)     (1,103)
    Other assets                                                   41         236
    Construction payable                                          --         (330)
    Accounts payable                                             (397)       (611)
    Accrued compensation and other accrued liabilities            296         303
    Deferred revenue                                               26        (558)
                                                             --------    --------
Net cash used in operating activities                          (8,314)     (6,851)
                                                             --------    --------

Cash flows used in investing activities:

Purchase of short-term investments                            (24,190)    (13,797)
Maturities of short-term investments                           34,407      19,493
Capital expenditures                                             (498)     (2,628)
                                                             --------    --------
Net cash provided by investing activities                       9,719       3,068
                                                             --------    --------

Cash flows from financing activities:
Principal payments on notes payable                              (817)       (521)
Net proceeds from issuance of common stock                        101         131
                                                             --------    --------
Net cash used in financing activities                            (716)       (390)
                                                             --------    --------

Net increase (decrease) in cash and cash equivalents              689      (4,173)
Cash and cash equivalents, beginning of period                  7,794      11,763
                                                             --------    --------
Cash and cash equivalents, end of period                     $  8,483    $  7,590
                                                             ========    ========

Supplemental disclosure of cash flow information:
Income taxes paid                                            $      1    $      2
                                                             ========    ========
Interest paid                                                $    270    $     21
                                                             ========    ========

                   See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)


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

3.   Changes in Accounting Standards

         Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net loss or stockholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Company's securities to be included in comprehensive income or loss. During the nine months ended September 30, 1999 and 1998, the Company's comprehensive loss amounted to approximately $9.7 million and $7.4 million, respectively.

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

         Through September 30, 1999, the Company had received in the aggregate $45.9 million in license fees, milestone payments and research support payments under the collaborative agreements. Assuming none of the existing collaborative agreements is terminated prior to its scheduled expiration, the Company will be entitled to receive up to an additional $10.6 million of research support payments. In addition, in the event that any of the collaborative agreements is extended beyond its current term, the Company will be entitled to receive additional research support payments.

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

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, and the period of time for which the Company's existing capital resources and future payments under collaborative agreements will be sufficient to satisfy the Company's funding requirements, the continuation of existing collaborative agreements, expectations concerning the Company's future research and development and general and administrative expenses, the potential impact of the Year 2000 issue and the market risk of the Company's investments. Such forward-looking statements involve risk and uncertainties, including without limitation, the risk that the Company's collaborations will be terminated, development candidates will not be identified, development candidates which are selected will not proceed through pre-clinical trials or will not prove safe and effective for treatment of humans or animals in clinical trials, or that the identification, selection, manufacture, pre-clinical testing, and clinical testing of development candidates will take substantially longer or be substantially more expensive than contemplated by the Company, or that the Company will not be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products, or that the Year 2000 issue will have a material impact on the Company, and the other risks and uncertainties set forth in the Company's annual report on Form 10-K for the year ended

December 31, 1998. Actual results and timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these or other factors.


Results of Operations

Three Months Ended September 30, 1999 and September 30, 1998

Revenues. Total revenues for the third quarter of 1999 were $1.6 million, a decrease of 43% from the $2.8 million in revenues recognized in the third quarter of 1998. Revenues were largely derived from corporate partnerships with Pfizer and two affiliates of Johnson & Johnson ("J&J"). The decline in comparative revenues during these periods was due to the conclusion of the Daiichi collaboration at the end of the first quarter of 1999 and lower revenues recognized from the J&J collaboration, partially offset by increased revenues from Pfizer related to the initiation of research under the Pfizer Animal Health agreement.

Research and Development Expenses. Research and development expenses for the third quarter decreased approximately 15% from $4.7 million in 1998 to $4.0 million in 1999. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount and lower spending for research supplies and materials, partially offset by higher research support expenses associated with the Company's antiviral discovery and joint technology programs with Iconix. Research and development expenses are not expected to materially change in the fourth quarter.

General and Administrative Expenses. General and administrative expenses for the third quarter increased approximately 10% from $1.0 million in 1998 to $1.1 million in 1999. The increase was due primarily to higher expenses for recruiting and outside consulting services, partially offset by lower compensation expenses resulting from a reduction in headcount. General and administrative expenses are not expected to materially change in the fourth quarter.

Interest Income, net. Interest income for the third quarter decreased from $447,000 in 1998 to $343,000 in 1999, primarily due to a decrease in average cash balances. Interest expense for the third quarter of 1999 was higher than in 1998, primarily due to an equipment financing arrangement entered into at the end of 1998.

Nine Months Ended September 30, 1999 and September 30, 1998

Revenues. Total revenues for the first nine months of 1999 were $5.8 million, a decrease of 33% from the $8.7 million in revenues recognized in the first nine months of 1998. Revenues were largely derived from corporate partnerships with Pfizer, Daiichi and J&J. The decline in comparative revenues during these periods was due to the conclusion of the Daiichi collaboration at the end of the first quarter of 1999 and lower revenues recognized from the J&J collaboration, partially offset by increased revenues from Pfizer related to the initiation of research under the Pfizer Animal Health agreement, and the sale of molecular diversity samples to Iconix. Revenues related to the sale of molecular diversity samples to Iconix were exactly offset by an increase in expenses charged to Microcide as part of the antiviral research collaboration with Iconix.

Research and Development Expenses. Research and development expenses for the first nine months decreased approximately 10% from $14.6 million in 1998 to $13.2 million in 1999. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount, lower spending for research supplies and materials, lower depreciation costs, lower spending related to assembling the Company's molecular diversity collection and lower spending for outside consulting services and facility costs. These decreases were partially offset by higher research support expenses associated with the Company's antiviral discovery and joint technology programs with Iconix.

General and Administrative Expenses. General and administrative expenses for the first nine months increased approximately 3% from $3.0 million in 1998 to $3.1 million in 1999. The increase was due primarily to higher expenses for recruiting and outside services.

Interest Income, net. Interest income for the first nine months decreased from $1.5 million in 1998 to $1.1 million in 1999, primarily due to a decrease in average cash balances. Interest expense for the first nine months increased from $21,000 in 1998 to $270,000 in 1999, primarily due to an equipment financing arrangement entered into at the end of 1998.


Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity, through funds provided under collaborative agreements, through other revenues principally consisting of sales of molecular diversity samples and through equipment financing. As of September 30, 1999, the Company had received approximately $67.0 million in net proceeds from the sale of equity, approximately $45.9 million from license fees, milestone payments and research support payments under collaborative agreements and $4.0 million from equipment financing.

         Cash, cash equivalents and short-term investments at September 30, 1999 were $23.7 million compared to $33.2 million at December 31, 1998. The decrease during the first nine months of 1999 was due primarily to cash used by operations of $8.3 million, $498,000 in capital expenditures and $817,000 utilized in financing activities which predominantly consisted of principal payments on the Company's equipment financing arrangement. This was partially offset by $101,000 in net proceeds from the issuance of common stock.

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

         As of September 30, 1999, the Company has completed its assessment, repair, upgrade and replacement of its computer systems and research equipment with embedded chips or software and believes them to be Year 2000 compliant. The Company has also completed its survey and analysis regarding the readiness of third parties with whom the Company interacts, including the Company's research and development partners, suppliers and vendors and believes them to be Year 2000 compliant. While there can be no assurance that the systems of these third parties are Year 2000 compliant, the Company does not believe that its business, operating results and financial condition would be adversely affected. Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurance that other defects will not be discovered in the future. The Company is unable to control whether the third parties it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company's operations could be affected to the extent that these third parties would be unable to provide services or ship products. Expenditures to date have not been material and have consisted primarily of the time of certain Company personnel. Management does not believe the Year 2000 changes will have a material impact on its business, financial condition or results of operations. Because of this, the Company does not have a formal contingency plan; however, if deemed appropriate in the future, the Company would implement one.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

Interest Rate Sensitivity

         The fair value of the Company's investments in marketable securities at September 30, 1999 was $21.3 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A, A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

Foreign Currency Exchange Risk

         At this time, the Company does not participate in any foreign currency exchange activities; therefore, is not subject to risk of gains or losses for changes in foreign exchange rates.

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

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

     (a)     The following exhibits have been filed with this report:

             27.1    Financial Data Schedule

     (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 15, 1999




                                     MICROCIDE PHARMACEUTICALS, INC.
                                     -----------------------------------
                                     (Registrant)



                                     /s/  James E. Rurka
                                     -----------------------------------
                                     President, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director
                                     (principal executive officer and
                                     principal financial officer)