Form 10-K405
period 1999-12-31
MICROCIDE PHARMACEUTICALS INC
filed 2000-03-30
CIK 1010915

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------


(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-28006

                         MICROCIDE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                              94-3186021
    (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                     organization)

        850 MAUDE AVENUE, MOUNTAIN VIEW, CA                                    94043
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

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on December 31, 1999 was approximately $78.0 million, based upon the closing price of such stock on December 31, 1999.

        As of February 29, 2000, 11,261,887 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999.

                                     PART I


     The information set forth in this Business Section contains forward-looking statements, including but not limited to statements concerning the use of the Company's discovery and technology platform to identify potential product candidates, expectations regarding the anticipated date of selection of clinical development candidates, the expected date of commencement of clinical trials, development timelines, the timing and likelihood of regulatory approvals, the continuation of the Company's collaborations with its corporate partners, the Company's future capital requirements and the expected time period during which the Company's existing financial resources will meet such capital requirements, and business conditions and growth in the biopharmaceutical industry and general economy. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors set forth in this Business Section, as well as those set forth elsewhere in this Form 10-K.


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

   The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) it is the third largest pharmaceutical market, with systemic antibiotics in 1999 totaling $24.7 billion in worldwide sales, including $8.45 billion in the United States;
(ii) there are significant unmet clinical needs, caused by growing bacterial resistance problems, that require new antibacterial therapies; and (iii) the pre-clinical and clinical development process for antibiotics generally follows an efficient and well-defined path to the market. The Company believes that the systemic antifungals market, totaling approximately $2.6 billion in 1999, also represents an attractive opportunity because there currently are relatively few effective and low toxicity agents to treat the population of immunocompromised patients with systemic fungal infections. Despite recent progress by the industry in introducing new antiviral agents, which have contributed to the market expanding 16% between 1998 and 1999 to $4.6 billion, the Company believes that there is a clear clinical need for additional and improved treatments for viral infections.

   TARGETED ANTIBIOTICS programs seek to rapidly develop:

   (i) clinically useful antibiotics from known classes, tailored to overcome resistance pathways, and

  (ii) antibiotic potentiators, to restore usefulness to existing antibacterial and antifungal agents that have been rendered ineffective.

     The specific problematic bacteria being addressed by the Company (staphylococci, enterococci, Pseudomonas aeruginosa and Streptococcus pneumoniae) are responsible for 44% of the approximately two million hospital-acquired infections occurring annually in the United States. These infections are estimated to result in approximately eight million days of extended hospital stay and account for more than $4.0 billion in additional health care costs each year. The US Centers for Disease Control ("CDC") has estimated that in 1999 over 70% of hospital acquired Staphylococcal infections in US Intensive Care Units ("ICU") are resistant to most antibiotics, including the beta-lactam methicillin; over 20% of hospital acquired Pseudomonas aeruginosa infections in the ICU are resistant to quinolones, and over 25% of hospital acquired Enterococcal infections in the ICU are resistant to vancomycin. The specific problematic fungi being addressed by the Company include such pathogens as Candida and Aspergillus. The CDC has estimated that in the first half of 1999 over 15% of all serious urinary tract infections and 5% of all bloodstream infections in the ICU were a result of Candida albicans.

     TARGETED GENOMICS programs seek to identify novel classes of antimicrobial agents that will act upon microbes which are resistant to currently available therapeutic agents. These programs seek inhibitors of new genetic targets that are essential to:

   (i) Bacterial viability in vitro - In the Bacterial Essential Genes Program, Microcide has identified over 100 essential gene targets in Staphylococcus aureus, which have been selectively incorporated into the Company's high-throughput, multi-channel screening system to discover new classes of antibiotics. In the Animal Health Program, over 65 essential gene targets have been identified in Salmonella typhimurium and prioritized for use in developing products for animal health use.

  (ii) Fungal viability in vitro - In the Fungal Genomics Program, a proprietary collection of fungal mutants has been specifically created by the Company to target over 100 essential genes in six pharmaceutically-relevant pathways, a subset of which is selectively being incorporated into the Company's high-throughput, whole-cell assay system to search for novel, small molecule antifungal agents.

 (iii) Bacterial growth in vivo - In the Bacterial In Vivo Survival Genes Program, Microcide has used proprietary molecular genetic strategies to identify over 65 novel gene targets in S. aureus. These new gene targets will be used to discover and develop novel therapeutic agents based on interference with the function of bacterial genes required for the pathogen's survival in vivo.

  (iv) Viral infectivity - Microcide has established a Viral Genomics Program based on applying Iconix's genetic technologies to create drug screens for a number of viral disease targets, in order to search for improved antiviral agents.

   Microcide has collaborative agreements with three major pharmaceutical companies which enhance its discovery and development programs. As of December 31, 1999, the Company has received $49.7 million in license fees, milestone payments and research support payments and $10.0 million in equity investments. Assuming each of the collaborative agreements continues until its scheduled expiration, the Company can receive an additional $3.4 million in research support payments, as well as potential future milestone payments and royalties on sales of products which may result from these collaborations. The Company has retained full rights to products which may result from its own internal, self-funded programs in Bacterial In Vivo Survival Genes, Bacterial and Fungal Efflux Pumps and Fungal Genomics. Microcide's longer-term development strategy is to continue to utilize strategic collaborations selectively to complement internal efforts.

   J&J. Microcide established a collaboration in October 1995 with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson, collectively referred to as "J&J", to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The Company and J&J selected an initial beta-lactam antibiotic candidate (cephalosporin) for pre-clinical development in October 1996 and in November 1999, J&J entered into Phase I clinical trials with this antibiotic candidate. A second cephalosporin antibiotic was selected for pre-clinical development as a back-up and potential "second generation" compound, which may improve the likelihood of ultimately bringing one or more products to the market. If specified research and development milestones are achieved, the Company will be entitled to receive up to $16.5 million for the initial product and up to $15.5 million for each subsequent product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration.

   DAIICHI. Microcide established a collaboration in November 1995 with Daiichi to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. If specified research and development milestones are achieved, Microcide will be entitled to receive up to $13.0 million for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration.

   PFIZER. Microcide established a collaboration in March 1996 with Pfizer to implement its bacterial in vitro essential gene and multi-channel screening system to discover novel classes of antibiotics. If specified research and development milestones are achieved, Microcide will be entitled to receive milestone payments of up to $32.5 million for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration. In January 1999, Microcide and Pfizer established a separate collaboration to utilize bacterial genetic approaches with in vitro essential genes to discover products for the treatment of bacterial infections in animals. If specified research and development milestones are achieved, Microcide will be entitled to receive certain milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration; such milestone payments and royalties are lower in amount than those applicable to human health applications.

   ICONIX. In January 1998, Microcide entered into a collaboration with Iconix Pharmaceuticals, Inc. ("Iconix"), a biotechnology company in which Microcide holds approximately a 32% interest, and to which Microcide licensed or assigned certain technology related to Iconix's genetic technology. Iconix will apply the genetics technology to a number of viral disease targets in a search for novel antiviral agents. Microcide may provide Iconix with research support payments of up to $2.5 million in 2000. Microcide has been granted worldwide development, manufacturing and marketing rights to any antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, Iconix will be entitled to receive milestone payments from Microcide of up to $11.0 million for the first product and up to $10.5 million for each subsequent product developed within the collaboration, in addition to royalties on worldwide sales.


   The Company was founded in December 1992, has advanced with its partner J&J one antibiotic compound into Phase I clinical trials, and does not expect that any drugs resulting from its collaborative partners' research and development efforts will be commercially available for a number of years, if at all. Since inception, the Company has focused its activities on the development of a gene function-based technology platform and other proprietary information to identify and commercialize novel antimicrobials for the treatment of serious infections.

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

   According to estimates by the CDC, approximately 2.0 million hospital-acquired infections (also called "nosocomial infections") occur annually in the United States and contribute to more than 50,000 deaths. The additional health care costs due to nosocomial infections now account for more than $3.5 billion per year. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, continuing to make infectious diseases a leading cause of death in the United States. The Company believes that bacterial infections, especially infections caused by difficult-to-treat, antibiotic-resistant bacteria, cause or contribute to a substantial majority of these deaths.

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

   According to sales data compiled by IMS International, an independent pharmaceutical industry research firm, the market for systemic (orally or parenterally administered) antibiotics constitutes the third largest worldwide pharmaceutical market, generating $24.7 billion in worldwide sales in 1999, including $8.45 billion in the United States. The in-hospital antibiotic market, where bacterial resistance poses the most serious threat, totaled $7.5 billion worldwide during this period.

   FUNGAL INFECTIONS

   Invasive infections due to fungi are a continuing problem, particularly among patient populations with compromised host defenses due to immunosuppressive drugs (e.g., in organ transplant patients or cancer chemotherapy) or underlying diseases (e.g., AIDS). Despite the limitations of existing therapeutics, systemic antifungal agents generated worldwide sales of approximately $2.5 billion in 1999, according to IMS International. The two major classes of clinically important systemic antifungal agents utilize essentially only two targets: ergosterol (membrane) and cell wall biosynthesis. Amphotericin B, while fungicidal, has toxicity limitations in many patients. In contrast, the azole class of compounds is limited by suboptimal efficacy in the treatment of deep-seated fungal infections in immunocompromised patients, due to its fungistatic mode-of-action and emerging drug resistance.

   VIRAL INFECTIONS

   Viral infections continue to be a major medical problem in both immune-competent and immunosuppressed patients. Over 42 million people are estimated to have been infected with the human immunodeficiency virus (HIV) since its discovery. Newer combination therapies with HIV-protease inhibitors or newer reverse-transcriptase inhibitors have markedly improved survival and reduced the occurrence of opportunistic infections. However, these agents are often poorly tolerated by patients due to drug-to-drug interactions and adverse effects, require frequent administration of multiple pills that makes adherence to prescribed regimens difficult, and are subject to viral resistance to therapy, resulting in a need for new agents. There is a vast unmet clinical need for effective and well-tolerated antiviral therapy in other viral infections with a high prevalence and morbidity. Hepatitis B (HBV) afflicts a major proportion of the global population; CDC estimates that approximately 3.0 million people in the U.S. have hepatitis C infection (HCV). Both forms of hepatitis can cause chronic infections that can lead to the need for liver transplantation and other complications. Well-tolerated treatment regimens that produce a durable antiviral response would represent a considerable advance in the long-term management of such chronically-infected patients. Cytomegalovirus
(CMV) infection remains a complication in transplant patients as well as in certain pediatric populations, and existing antiviral therapies for CMV are often poorly tolerated.

   ANIMAL HEALTH INFECTIONS

   Bacterial infections represent a major problem for the animal health industry, with respect to both livestock animals and companion animals. In particular, livestock animals undergo periods of stress-induced suppression of immunity during which there is increased susceptibility to bacterial infection. Important bacterial pathogens of livestock include species responsible for bovine and porcine respiratory diseases, enteric diseases, and mastitis. The Company estimates that global sales of antiinfective products for use in animal health applications are in excess of $2.0 billion.

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

   A number of factors are believed to contribute to the increased rate of bacterial drug resistance:

(i) physician reliance on broad-spectrum antibiotics for empiric treatment of an infection prior to definitive diagnoses

(ii) repeated exposure of bacteria to long-term antibiotic therapy, providing a competitive advantage to bacteria that harbor drug resistance

(iii) antibiotic use in immunosuppressed patients (from cancer chemotherapy, AIDS and organ transplantation)

(iv) the growing number of institutionalized, often elderly, patients receiving multiple courses of antibiotics

(v) the increased frequency of invasive medical procedures

(vi) societal and technological changes, including air travel, that accelerate the spread of drug-resistant bacteria

   One example of the seriousness of antibiotic resistance is methicillin-resistant staphylococci ("MRS"), which has become resistant to virtually all currently used antibiotics, except vancomycin. The heavy use of vancomycin to treat MRS infections may in turn have contributed to the emergence of new strains of enterococci that are resistant to vancomycin. Infections caused by these vancomycin-resistant enterococci ("VRE") frequently do not respond to any current therapies, and in many cases prove fatal. The transfer of vancomycin resistance from enterococci to staphylococci has been demonstrated experimentally. If vancomycin resistance is transferred in the clinical setting by VRE to staphylococci, the leading cause of hospital-acquired bacterial infections, no effective antibiotic therapy will remain to treat MRS infections. The first report of vancomycin intermediate-susceptible Staphylococcus aureus in a clinical setting occurred in 1997 in Japan, followed by subsequent reports of strains with decreased susceptibility in patients in various parts of the United States. Although caused by a different mechanism-of-action than occurs in VRE, the Company believes that these reports are suggestive of future resistance problems in staphylococci.

   As a result of increasing bacterial resistance to existing antibiotics, numerous clinical infections occur that resist first-line therapy. When bacteria develop resistance to established first-line antibiotics, it is often necessary to use a combination of two or more antibiotics to treat these resistant infections. Such therapy is generally more costly and potentially more toxic to the patient due to additive and sometimes synergistic side effects. The table below outlines some of the major problematic drug-resistant bacteria, the classes of antibiotics to which they already show clinically significant levels of resistance, and the remaining recommended treatments:

   -----------------------------------------------------------------------------
                    PROBLEMATIC DRUG-RESISTANT BACTERIA
   -----------------------------------------------------------------------------
            BACTERIA          ANTIBIOTIC TREATMENTS   REMAINING RECOMMENDED
                              WITH SIGNIFICANT        TREATMENTS
                              RESISTANCE PROBLEMS
   -----------------------------------------------------------------------------
   Staphylococcus sp.         Beta-lactams          o Vancomycin
                              Fluoroquinolones      o Combination Therapy
                              Aminoglycosides
                              Macrolides
   -----------------------------------------------------------------------------
   Enterococcus sp.           Beta-lactams          o Multiple Antibiotic Therapy
                              Aminoglycosides       o Quinupristin/ Dalfopristin
                              Glycopeptides           (Synercid(R))
   -----------------------------------------------------------------------------
   Pseudomonas aeruginosa     Beta-lactams          o Combination Therapy
                              Fluoroquinolones
                              Aminoglycosides
   -----------------------------------------------------------------------------
   Streptococcus pneumoniae   Beta-lactams          o Cephalosporin or Carbapenem
                              Macrolides            o Vancomycin
                              Tetracyclines         o Fluoroquinolones
   -----------------------------------------------------------------------------


STRATEGY

   The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) there are significant unmet clinical needs caused by growing bacterial resistance problems that require new antibacterial therapies and (ii) the pre-clinical and clinical development process for antibiotics typically follows an efficient and well-defined path to the market, with early testing generally predictive of later stage results. The Company believes these factors will lead to shorter overall development timelines and higher approval rates for its products than for products in most other therapeutic categories. Microcide's strategy is to focus near-term pre-clinical research activities on drug resistance mechanisms and to conduct longer-term drug discovery using novel antibacterial targets identified through its Targeted Genomics programs. In addition, the Company has extended its genetic discovery technology platform beyond bacteria to include fungi and viruses. The Company's strategy is comprised of the following five key elements:

   Develop Novel Antibiotics by Targeting Drug Resistance Mechanisms. Microcide's near-term research programs focus on rapidly identifying and optimizing proprietary compounds that are effective against problematic antibiotic-resistant microbes, including such antibiotic-resistant bacterias MRS, VRE, beta-lactam-resistant pneumococci and quinolone-resistant pseudomonas; and resistant fungal pathogens, such as Candida and Aspergillus. Since antibiotic resistance problems are often due to a single defined resistance pathway, the Company believes that targeting those pathways will enable it to rapidly develop novel antibiotics tailored to specific resistant microbes, as well as to develop antibiotic potentiators that overcome resistance mechanisms and restore the usefulness of established antibiotics that have been rendered ineffective. The Company's Gram-Positive (Cephalosporin), Bacterial Efflux Pump, and Fungal Efflux Pump programs are focused in this area.

   Accelerate the Discovery of New Antibiotic Classes through Targeted Genomics. Microcide has developed a technology platform which utilizes microbial genetics to discover the genes which are essential for a microbe's in vitro survival. Microcide is utilizing essential bacterial genes discovered in its Bacterial Essential Genes Program as the basis for identifying and characterizing novel antibiotic targets. The Company has developed an innovative methodology for parallel high-throughput screening of these targets against molecular diversity libraries to identify a large number of active lead compounds. Microcide's Fungal Genomics program seeks to identify essential fungal gene targets which are functionally conserved among pathogens and distinct from human genes, and to utilize these genes in its proprietary multichannel screening system for antifungal drug discovery. The Company believes that this microbial genetics technology platform will enable it to rapidly identify new classes of antibiotic drug candidates.

   Extend Targeted Genomics to Additional Gene Targets and Other Important Infectious Pathogens. Microcide has extended its molecular genetics technologies to identify and characterize genes that are critical to bacterial growth in vivo. The Company believes that inhibitors of such targets have not been previously systematically sought in antibiotic discovery programs, and that its Bacterial In Vivo Survival Genes program utilizes proprietary methods to discover inhibitors of these genes for development as novel antibiotics. In addition, through a collaboration with Iconix, the Company seeks to apply surrogate genetics technology to screen against a number of viral disease targets in the search for novel inhibitors.

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

   Retain the Ability to Independently Develop and Market Certain Products. Microcide's longer-term development strategy is to continue to utilize strategic collaborations selectively to complement internal efforts. Microcide plans to retain certain rights to products resulting from its unpartnered programs, including the Company's Bacterial In Vivo Survival Genes, Fungal Genomics and Fungal Efflux Pump programs, as well as certain aspects of its Bacterial Efflux Pump Inhibitors programs that lie outside of the collaboration with Daiichi. In general, Microcide plans to take certain discovery leads forward into late pre-clinical and early clinical development stages alone before entering into collaborative relationships for final product development and commercialization.

MICROCIDE'S RESEARCH PROGRAMS

   Microcide's research programs employ an interdisciplinary approach that incorporates several drug discovery and research technologies, including targeted genomics, synthetic and natural product diversity, high-throughput and multi-channel screening, DNA microarrays, combinatorial and medicinal chemistry, computer-assisted drug design and bioinformatics. The Company believes that its interdisciplinary approach more effectively utilizes a broader range of novel microbial targets for new compound discovery than traditional biochemical approaches. Microcide believes that drug resistance genes and in vitro and in vivo essential genes can be developed into screens for selective inhibitors and that these methods can be widely employed in the lead discovery process. Access to molecular diversity libraries for screening targets is critical to drug discovery. In some instances, the Company's collaborative partners are providing molecular diversity libraries to support the screening process. However, the Company has also established a stand-alone molecular diversity capability for its programs, and has built libraries of structurally distinct synthetic compounds and natural product extracts for this purpose. The Company's natural products program provides access to broad-based molecular diversity not achievable by synthetic compound libraries alone. The Company believes that both of its libraries contain significant structural diversity. More than 250,000 molecular diversity samples have been available for high-throughput screening since 1997. The structural diversity of the library and the molecular diversity needs of Microcide's programs continue to be monitored, and the Company expects that strategic supplementation of these diversity libraries will occur in 2000 and beyond.

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

--------------------------------------------------------------------------------------------------
                                  MICROCIDE'S RESEARCH PROGRAMS
--------------------------------------------------------------------------------------------------
        PROGRAM                         PROGRAM GOAL                   CURRENT STAGE(1)    PARTNER
--------------------------------------------------------------------------------------------------
                                    TARGETED ANTIBIOTICS
--------------------------------------------------------------------------------------------------
Beta-lactam                 Antibiotics for treatment of               Phase I Clinical    J&J
                            Gram-positive bacteria, including          Trials (RWJ-
                            resistant strains (MRS, VRE and            54428/MC002,479);
                            beta-lactam-resistant S. pneumoniae)       Pre-Clinical
                                                                       Candidate (2nd
                                                                       cephalosporin
                                                                       compound)
--------------------------------------------------------------------------------------------------
Bacterial Efflux Pump       Potentiators principally for use with      Drug Design         Daiichi
Inhibitors - Quinolone and  existing quinolones against P.
beta-lactam efflux          aeruginosa
--------------------------------------------------------------------------------------------------
Bacterial Efflux Pump       Potentiators principally for use with      Screening and       Internal
Inhibitors -                existing non-quinolone and                 Drug Design
Non-Quinolone,              non-beta-lactam antibiotic classes for
non-beta-lactam antibiotics human and animal health applications
--------------------------------------------------------------------------------------------------
Fungal Efflux Pump          Potentiators  to improve the efficacy of   Screening and       Internal
Inhibitors                  existing and new agents against fungal     Lead
                            pathogens, including Candida sp. and       Identification
                            Aspergillus
--------------------------------------------------------------------------------------------------
                                       TARGETED GENOMICS
--------------------------------------------------------------------------------------------------
Bacterial Essential Genes   Novel classes of broad-  and               Drug Design         Pfizer
                            narrow-spectrum antibiotics
--------------------------------------------------------------------------------------------------
Animal Health               Novel agents active against animal         Target              Pfizer
                            health pathogens                           Identification
--------------------------------------------------------------------------------------------------
Bacterial In Vivo Survival  Novel classes of antibiotics               Target              Internal
Genes                                                                  Identification and
                                                                       Screening
--------------------------------------------------------------------------------------------------
Fungal Genomics             Novel systemic antifungal agents           Lead                Internal
                                                                       Identification
--------------------------------------------------------------------------------------------------
Viral Drug Discovery        Novel antiviral therapeutics for HIV,      Screening           Iconix
                            HCV, rhinovirus, CMV, HBV, influenza,
                            HPV and RSV
--------------------------------------------------------------------------------------------------

----------

 (1) The Company's pre-clinical research programs generally consist of the following stages, listed chronologically: "Target Identification" -- development and implementation of methods to identify appropriate gene targets to be used in screening.

     "Screening" -- development and implementation of assay technologies to identify selective target inhibitors ("leads").

     "Lead Identification" -- lead compounds whose in vitro and in vivo characteristics are being evaluated in biochemical, microbiological, pharmacological and toxicological tests for entry into drug design programs.

     "Drug Design" -- structure-activity relationships of selected compounds are being defined and such compounds optimized through medicinal chemistry efforts.

     "Candidate Selection" -- optimized leads are being scaled-up and evaluated in key efficacy, toxicological and pharmacological tests in advance of selection as pre-clinical development candidates.

     "Pre-clinical Candidate" -- a lead compound undergoing extensive pre-clinical investigation including pharmaceutical characterization, product formulation, process scale-up for manufacturing, and animal safety and tolerability studies, all requisite to entering into human clinical trials.

     "Phase I Clinical Trials" -- a compound has entered human clinical trials for determination of safety, tolerability and pharmacokinetic/ pharmacodynamic characteristics.

TARGETED ANTIBIOTICS

   Microcide's Targeted Antibiotics programs involve two approaches: (i) the development of novel antibiotic compounds which avoid bacterial resistance mechanisms and (ii) the development of novel antibiotic potentiators which overcome bacterial resistance by interfering with resistance mechanisms. The Company's Targeted Antibiotics programs include the Gram-Positive (Cephalosporin), Bacterial Efflux Pump, and Fungal Efflux Pump programs.

   GRAM-POSITIVE CEPHALOSPORIN PROGRAM

   Microcide's Gram-Positive Cephalosporin program is focused on discovering and developing novel antibiotics for the treatment of infections caused by drug-resistant Gram-positive bacteria, including MRS, VRE and pneumococci. Gram-positive and Gram-negative bacteria have fundamentally different surface characteristics. These surface properties greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site. As a result, antibiotics that are effective against Gram-positive bacteria are often less effective against Gram-negative bacteria, and vice versa. The problematic Gram-positive bacteria targeted by this program cause serious infections, including endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, complicated urinary tract infections, pneumonias, bacteremia and septicemia.

   The Gram-Positive Cephalosporin program is being conducted in collaboration with J&J and consists of the discovery and development of beta-lactam antibiotics with specific efficacy against resistant Gram-positive bacteria. Traditional beta-lactam antibiotics work by inhibiting enzymes (penicillin-binding proteins, or PBPs) that carry out crucial steps in the biosynthesis of the bacterial cell wall. Resistance to beta-lactam antibiotics in MRS is primarily caused by bacterial production of PBP2a, an enzyme capable of conducting cell wall biosynthesis in the presence of such antibiotics, as well as by the production of beta-lactamases, which render beta-lactams ineffective.

   Microcide's Gram-Positive Cephalosporin program has identified novel beta-lactam antibiotics which are beta-lactamase-stable and inhibit PBPs, including PBP2a, thereby gaining efficacy against MRS. Compounds emerging from the Company's Cephalosporin program are active against staphylococci (including
MRS), enterococci (including VRE), and other Gram-positive bacteria. The Company has prepared hundreds of new synthetic analogs and has made significant advances in drug design, resulting in several compounds with desirable in vitro potency, in vivo efficacy, favorable pharmacokinetics and solubility, and low toxicity.

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

   The Company, in collaboration with J&J, selected an initial cephalosporin candidate for pre-clinical development in October 1996. Pre-clinical studies including product formulation and process scale-up for manufacturing of large quantities of drug substance was completed in early 1999. Sufficient drug substance was produced in this effort to allow the anticipated pre-clinical animal safety and tolerability studies as well as Phase I clinical trials. Pre-clinical animal safety and tolerability studies were successfully completed, and Phase I clinical trials were initiated in November 1999. The Company has filed patent applications in the United States and elsewhere on fourteen (14) series of lead structures discovered in this program, and nine (9) such patents have issued in the United States.

   In December 1999, the Company, in collaboration with J&J, committed to the pre-clinical development of a second cephalosporin compound. This compound is currently undergoing pharmaceutical characterization, product formulation and process scale-up for manufacturing of sufficient bulk drug substance to conduct requisite pre-clinical animal safety and tolerability studies. The Company expects that these activities will occur in parallel with the early phase clinical development of the initial cephalosporin candidate.

   BACTERIAL EFFLUX PUMP PROGRAM


   The high intrinsic resistance of P. aeruginosa to many antibiotics, including quinolones, has generally been attributed to the impermeable outer membrane of this Gram-negative bacterium. Recent information indicates that this intrinsic resistance is due to the combined effects of low membrane permeability and the production of certain membrane proteins (efflux pumps) that bind to antibiotics of many different classes as they enter the bacterial cell and eject (efflux) them from the bacterium, preventing their interaction with specific intracellular targets.

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


--------------------------------------------------------------------------------------
                  EFFLUX-MEDIATED ANTIBIOTIC RESISTANCE IN BACTERIA
--------------------------------------------------------------------------------------
          BACTERIA            ANTIBIOTIC        PUMP -          ANTIBIOTIC EFFLUXED
                            SELECTIVITY OF      STRUCTURAL
                             EFFLUX PUMP        FAMILY
--------------------------------------------------------------------------------------
Staphylococcus aureus        Multi-drug         Major            Fluoroquinolones
                             resistance         Facilitator,
                                                ABC-transporter  Macrolides
                                                                 Streptogramins
--------------------------------------------------------------------------------------
Staphylococcus               Specific drug      Major            Tetracyclines
                             resistance         Facilitator
Enterococcus
Streptococcus
--------------------------------------------------------------------------------------
Streptococcus pyogenes       Specific drug      Major            Macrolides
                             resistance         Facilitator
--------------------------------------------------------------------------------------
Streptococcus pneumoniae     Multi-drug         Major            Macrolides
                             resistance         Facilitator
                                                                 Fluoroquinolones
--------------------------------------------------------------------------------------
Pseudomonas aeruginosa       Multi-drug         RND-class        Fluoroquinolones
                             resistance                          Beta-lactams
--------------------------------------------------------------------------------------


   The Company is designing compounds based on efflux pump inhibitor leads, which it discovered during its collaboration with Daiichi. The Company has maintained a continuing scientific collaboration with Daiichi which may help progress the lead compounds toward pre-clinical development. The primary objective of this program has been to develop potentiators which will be combined with Daiichi's oral and parenteral quinolone antibiotics to overcome efflux pump-mediated resistance in P. aeruginosa and other bacteria. In addition, the Company believes that inhibitors could be combined with other classes of antibiotics for which efflux pump-mediated resistance limits clinical utility and is investigating new opportunities in this area. The Company believes that several antibiotic-efflux pump inhibitor combinations could be usefully developed based on different antibiotics and different structural families of bacterial efflux pumps. The Company has filed patent applications in the U.S. and elsewhere, on various lead structures discovered under this program, and one patent has issued in the U.S.

   FUNGAL EFFLUX PUMP PROGRAM

The azoles (inhibitors of the ergosterol biosynthesis pathway) are currently the most widely used class of agents in the treatment of fungal diseases. Among the azoles, fluconazole is the most extensively used, but there are increasing reports of fluconazole therapy failures due to emergence of resistance. Recently, multi-drug efflux pumps have been implicated in Candida resistance to fluconazole (and other azoles). As with bacterial efflux, intrinsic fungal resistance to fluconazole, such as found in C. glabrata, C. krusei and in

Aspergillus, may arise from naturally-occurring multi-drug efflux pumps. Therefore, similar to its approach with regard to bacteria, the Company believes that by inhibiting the activity of efflux pumps in fungal pathogens, it may be possible to achieve a significant decrease of both intrinsic and acquired resistance, thereby extending the useful life of existing agents, broadening the antifungal spectra of existing agents, or allowing newer agents to be more clinically efficacious. Patent applications on this technology have been filed.

TARGETED GENOMICS

   Microcide believes that it has developed a unique approach to anti-infective research using microbial genetics as a foundation for drug discovery. The Company believes that this approach will yield a large number of relevant novel drug targets that in turn are expected to lead to the development of new classes of antimicrobials. The Company's strategy is to focus its gene discovery efforts on the pharmaceutically-relevant portion of bacterial and fungal genomes, by identifying genes that are essential to a pathogen's viability in vitro (the Bacterial Essential Genes Program, the Animal Health Program and the Fungal Genomics Program) or in vivo (the Bacterial In Vivo Survival Genes Program). These target genes, once identified, are incorporated into the Company's high-throughput screening systems to identify compounds for further development. The Company has applied its targeted genomics approach to bacterial and fungal cellular systems, and more recently has begun to apply this approach to viruses through its collaboration with Iconix. The Company believes that this approach offers significant advantages over traditional pharmaceutical industry biochemical assay approaches, as well as the more recent microbial genomic sequencing approaches.

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

   Drug discovery efforts have more recently employed whole-genome sequencing approaches to antibiotic target identification. Although such approaches reveal all of the genetic information in a bacterium, the Company believes that only an estimated 5% to 10% of the total bacterial genetic material encodes proteins that are pharmaceutically-relevant as drug targets. Genome sequencing approaches can only address gene function through sequence analysis and comparison, and do not adequately address the issue of the relevance of a particular gene as a drug target. Thus, while numerous microbial genomes have been completely or partially sequenced, considerable research remains necessary to identify the pharmaceutically-relevant target genes from this information, and to then develop screens for potential inhibitors. Such screens will then face many of the same limitations as traditional biochemical screening approaches.

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

   By the end of 1999, Microcide had identified over 100 of the estimated 150 to 200 essential genes in Staphylococcus aureus and over 65 of the estimated 150 to 200 essential genes in Salmonella typhimurium. Because essential genes are generally common among different bacteria, the Company believes that a number of the drug targets identified to date could lead to the discovery of new classes of broad-spectrum antibiotics. The Company has filed patent applications covering 82 essential genes and related screening methods in the United States.

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

                                   [PICTURE]






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

   ANIMAL HEALTH PROGRAM

   The Animal Health Program is based on genetic strategies for gene identification that have been developed successfully in Microcide's Bacterial Essential Genes Program and Bacterial In Vivo Survival Genes Programs. In collaboration with Pfizer, Microcide has undertaken molecular genetic approaches to identify essential gene targets in pathogens important to the animal health market. Over 65 essential genes have been identified in Salmonella typhimurium. The collaboration plans to develop products based on this research.

   BACTERIAL IN VIVO SURVIVAL GENES PROGRAM

   Bacteria possess a set of genes, encoding both metabolic functions and non-redundant virulence factors and regulators, that are necessary for pathogen growth in a mammalian environment (in vivo), but which are not required for bacterial growth in enriched media in a petri dish (in vitro). Microcide refers to such genes as In Vivo Survival ("ivs") genes. Microcide scientists have developed a proprietary method (Size-based Marker Identification Technology, "SMIT") to identify the ivs mutants from among the more than 10,000 mutants which have been evaluated in infection models. Many of these genes constitute targets not previously directly utilized in drug discovery programs. The Company has created a library of over 65 ivs genes which have been characterized in vitro and in animal systems for selection of priority targets for screening. High-throughput whole cell screens are being developed using the mutant strains, and biochemical assays will be developed for some targets. An extension of the SMIT technology is expected to be useful as a novel method to enable high-throughput in vivo evaluation of lead compounds. Products that may emerge from this program are expected to be bactericidal antibiotics which may be applied to either the human or animal health market.

   The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering methods for discovery and characterization of Bacterial In Vivo Survival genes.

   FUNGAL GENOMICS PROGRAM

   Microcide's Fungal Genomics Program seeks to identify and utilize for drug discovery essential fungal gene targets that are functionally conserved among pathogens and distinct from human genes. The Company has prescreened its synthetic compound collection against four fungal species and identified a subset of approximately 5000 compounds with antifungal activity against one or more of these organisms. This compound subset has been prioritized according to a number of pharmacological criteria. In addition, the Company has created a proprietary collection of conditional growth mutants in over 100 essential genes of interest in 6 pharmaceutically-relevant pathways. These mutant strains provide the basis for hypersensitive, target-directed whole cell screens, and together with DNA microarrays, information about potential mechanism-of-action. The Company is also using genomic technologies to provide preliminary information on resistance development. The Company intends to apply these methods, in combination with more classical pharmacological tests, to provide guidance into the selection of lead structures to be taken into medicinal chemistry.

   The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering its multiplex screening technology.

   VIRAL DRUG DISCOVERY PROGRAM

   Viruses are obligate intracellular parasites requiring host cell factors for their replication. Because of this close relationship, traditional drug discovery via "whole cell-virus" assays has produced only a limited number of therapeutically efficacious and non-cytotoxic antiviral drugs. The discovery efforts in the past decade or so have largely been directed to biochemical screening and, more recently, to structure-based rational drug design. However, the rate-limiting step of these approaches is that the biochemical, functional, or structural information of the target proteins must be known prior to assay development. Most available antivirals target protein families with well-characterized enzymatic activities, namely polymerases, reverse transcriptases and proteases.

   The Microcide-Iconix collaboration in antiviral drug discovery builds on expertise in microbial genetics and pharmacology and applies proprietary surrogate assay technology that may provide advantages over other drug discovery processes. The premise of this technology is based on the concept that expression of a viral protein in a surrogate microbial organism (e.g. yeast or E. coli) can produce discrete changes in the cellular physiology that will reflect the native function of that viral protein. These changes (or phenotypes) can include complementation of a defective host gene, a reporter-linked activity readout, or simply an inhibition of cell growth. The most powerful feature of this technology is that the precise function of a target protein need not be known prior to assay development. For example, if expression of a viral protein causes growth inhibition in yeast, then this phenotype can be used to screen for potential inhibitors that reverse this growth inhibition. During 1999, the program focused on surrogate assay development and implementation of high-throughput screens for targets in HIV, HCV, CMV, HBV, influenza, rhinovirus, HPV and RSV.

COLLABORATIVE AGREEMENTS

   The Company's strategy is to enter into collaborations with major pharmaceutical companies to develop its initial products. Such collaborations are expected to provide the Company with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. To date the Company has entered into Collaborative Agreements with three major pharmaceutical companies: J&J with regard to the Gram-Positive Cephalosporin program; Daiichi with regard to the Bacterial Efflux Pump program; and Pfizer with regard to the Bacterial Essential Genes and Animal Health programs. The Company has certain rights to co-promote in North America products developed pursuant to each of these collaborations.

   In addition, the Company has entered into a series of agreements with Iconix Pharmaceuticals, a company which it formed in January 1998. These agreements include a Core Technology and License Agreement, an Antiviral and Surrogate Genetics Research Collaboration, and a Support Services Agreement.

   J&J -- GRAM-POSITIVE CEPHALOSPORIN PROGRAM

   In October 1995, Microcide and J&J entered into agreements (the "J&J Agreements") pursuant to which they agreed to collaborate to discover and develop certain antibiotics and antibiotic potentiators targeted at Gram-positive bacteria. The term of the J&J Agreements was three years with J&J having an option to extend the term for an additional one-year period. J&J provided the Company with $3.5 million per year in research support payments throughout the original term of the J&J Agreements. J&J extended this collaboration with respect to cephalosporins through the end of 1999 at a funding level approximately 40% that of the prior level reflecting the focused scope of the research effort. No additional research support funding for this program is expected in the year 2000. J&J made a $3.0 million up-front license payment to the Company and an affiliate of J&J made a $5.0 million equity investment in the Company. Microcide received milestone payments upon the selection of a pre-clinical development candidate in 1996, and upon the commencement of Phase I clinical trials for compound MC002,479/RWJ-54428 in November 1999. Microcide may receive from J&J milestone payments of up to $16.5 million for the first product and up to $15.5 million for each subsequent product upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The J&J Agreements provide J&J with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by J&J, provided that Microcide has the right to undertake certain co-promotion activity in North America subject to J&J's approval. There can be no assurance that J&J will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the future milestone or royalty payments contemplated by the J&J Agreements will be made. See "Targeted Antibiotics -- Gram-Positive Cephalosporin Program."

   DAIICHI -- EFFLUX PUMP PROGRAM

   In November 1995, Microcide and Daiichi entered into an agreement (the "Daiichi Agreement") pursuant to which they agreed to collaborate to discover and develop antibiotics and antibiotic potentiators, acting through inhibition of the efflux pump mechanism, primarily targeted at pseudomonas. The original term of the research program under the Daiichi Agreement expired March 31, 1998. Daiichi exercised its option to extend the collaboration for an additional year (through March 31, 1999) during which Daiichi provided research support funding to Microcide of $3.5 million. Pursuant to the Daiichi License Agreement, Microcide is entitled to receive from Daiichi milestone payments of up to $13.0 million for each product developed during the collaboration upon the achievement of certain drug development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Daiichi subject to Microcide's right to co-promote such drugs in North America, for which Microcide shall receive reasonable compensation. There can be no assurance that any potential products will be discovered during the collaboration or that, if discovered, Daiichi will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Daiichi License Agreement will be made. See "Targeted Antibiotics -- Bacterial Efflux Pump Program."

   PFIZER -- BACTERIAL ESSENTIAL GENES PROGRAM

   In March 1996, Microcide and Pfizer entered into agreements (the "Pfizer Agreements") pursuant to which they agreed to collaborate to implement genetics-based screening technology to identify and subsequently develop antibacterial products. The term of the Pfizer Agreements is five years, subject to Pfizer's right to earlier terminate after February 1999 with six months' prior written notice. Pfizer has made a $1.0 million up-front license payment to the Company and a $5.0 million equity investment in the Company. Pfizer is obligated to provide Microcide with up to $4.2 million per year in research support payments during the term of the Pfizer Agreements. In March 2000, Pfizer and the Company amended the Pfizer Agreements to shift research focus from chemistry prosecution of a lead compound series identified during the screening phase to a biology-focused investigation of the essential gene targets. In conjunction with this shift in focus, funding for the fifth year commencing March 2000 will be reduced to $2.1 million. Microcide may also receive from Pfizer milestone payments of up to $32.5 million for each product developed during the collaboration upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The first milestone payment of $1.0 million was received in February 1997 upon the identification, characterization and sequencing of a specific number of essential genes. The Pfizer Agreements provide Pfizer with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to Microcide's right to co-promote such products in North America. There can be no assurance that any potential products will be discovered during the collaboration or that if discovered, Pfizer will elect to proceed with the development of such potential product. As a result, there can be no assurance that any of the future milestone or royalty payments contemplated by the Pfizer Agreements will be made. See "Targeted Genomics -- Bacterial Essential Genes Program."

   PFIZER -- ANIMAL HEALTH PROGRAM

   In January 1999, Microcide and Pfizer entered into agreements (the "Pfizer Animal Health Agreements") pursuant to which they agreed to expand their existing antibiotic research collaboration to include a focused effort on new genetic targets for discovery of novel approaches to the control of bacterial infections important in animal health. The term of the Pfizer Animal Health Agreements is three years, subject to Pfizer's right to terminate earlier beginning on January 2001 with six months' prior written notice. Pfizer is obligated to provide Microcide with up to $630,000 per year in research support payments during the term of the Pfizer Animal Health Agreement. Microcide may also receive from Pfizer milestone payments for each product developed during the collaboration upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The Pfizer Animal Health Agreements provide Pfizer with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of products resulting from the collaboration will be conducted by Pfizer. There can be no assurance that any potential products will be discovered during the collaboration or that if discovered, Pfizer will elect to proceed with the development of such potential product. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Pfizer Animal Health Agreements will be made. See "Targeted Genomics - Animal Health Program."

   ICONIX

   In January 1998, Microcide formed Iconix, a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors during 1998. As of December 31, 1999, after giving effect to the investment and including the stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 32% of the fully diluted outstanding equity of Iconix. In connection with this transaction, Microcide and Iconix entered into a series of agreements covering the transfer of certain technologies from Microcide to Iconix, joint technology development in core drug discovery areas, an antiviral drug discovery and development program, and support services to be provided by Microcide to Iconix for a three-year period.

   Pursuant to the Core Technology Development and License Agreement, Microcide and Iconix expect to work together over a three-year period to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. Pursuant to the Antiviral and Surrogate Genetics Research Collaboration, Iconix plans to apply Surrogate Genetics to a number of viral disease targets in the search for novel inhibitors. Microcide is obligated to provide Iconix with research support payments of up to $2.5 million over the remaining year of the collaboration which is extendable at Microcide's option for two additional one-year periods. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales. Pursuant to the Support Services Agreement, Microcide will provide Iconix with facilities and various business support services for which Microcide will be reimbursed.

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

   Protection of the Company's proprietary compounds and technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technology by filing patent applications in the United States and other countries. The Company has filed 65 patent applications in the United States, in addition to applications filed in other countries, covering its inventions. As of March 1, 2000, the Company had been issued 14 patents in the United States and various other patents relating to these inventions in foreign countries.

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

   In the United States, pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in pre-clinical testing must comply with FDA regulations regarding Good Laboratory Practices. Pre-clinical testing results are submitted to the FDA as part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials.

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

EMPLOYEES

   As of December 31, 1999 the Company had 109 full-time, regular employees, 42 of whom hold Ph.D. degrees and 24 of whom hold other advanced degrees. Approximately 94 of the 109 employees are engaged in scientific activities and 15 are engaged in general, managerial and administrative functions. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers its relations with its employees to be good.

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

   Many of the Company's consultants have purchased shares of Common Stock or have been granted options and have written contracts with the Company pursuant to which they are required to provide to the Company a minimum number of days per year of consulting services. In 1999, the Company paid its consultants approximately $231,000 in the aggregate, as compared to approximately $407,000 in 1998 and approximately $490,000 in 1997.

   None of the consultants is an employee of the Company. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.


                             RISKS AND UNCERTAINTIES

THE FOLLOWING IS A SUMMARY DESCRIPTION OF SOME OF THE MANY RISKS WE FACE IN OUR BUSINESS. YOU SHOULD CAREFULLY REVIEW THESE RISKS IN EVALUATING OUR BUSINESS IN ADDITION TO CONSIDERING THE OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED, AND THIS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

WE MAY FAIL TO SUCCESSFULLY DEVELOP PHARMACEUTICAL PRODUCTS.

   Our first potential pharmaceutical product has only recently entered clinical development, commencing Phase I Clinical Trials in November 1999. Our other potential products are in the pre-clinical or research stage. Our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the FDA or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, such potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

   The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. We do not expect any of our potential products to be commercially available for a number of years, if at all. Pharmaceuticals that appear to be promising at early stages of development may not reach the market for a number of reasons including the following:

        - We or our collaborators may not successfully complete our research and development efforts;

        - Any pharmaceuticals we or our collaborators develop may be found to be ineffective or to cause harmful side effects during pre-clinical testing or clinical trials;

        - We may fail to obtain required regulatory approvals for any products we develop;

        - We may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

        - Our products may not be competitive with other existing or future products; and

        - Proprietary rights of third parties may prevent us from commercializing our products.

WE MAY BE UNABLE TO MAINTAIN OUR CURRENT CORPORATE COLLABORATIONS OR ENTER INTO NEW COLLABORATIONS, WHICH COULD DELAY DEVELOPMENT OF OUR POTENTIAL PRODUCTS.

   Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies. We have entered into such collaboration agreements with J&J, Daiichi and Pfizer. Under such agreements, our collaborative partners are responsible for:

        - Selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

        - Conducting pre-clinical testing, clinical trials and obtaining required approvals for such potential products; and

        -      Manufacturing and commercializing any such approved products.

   We cannot control the timing of such actions or the amount of resources devoted to such activities by our partners. In addition, these agreements are subject to cancellation or the election not to extend by our partners. As a result, our receipt of revenue (whether in the form of continued research funding, product development milestones, or royalties on sales) depends upon the decisions made and the actions taken by our partners. Compounds that we may discover may be viewed by our collaborative partners as competitive with such partners products or potential products, and therefore such partner may elect not to proceed with the development of our potential product. Our partners are free to pursue their own existing or alternative technologies to develop products in preference to our potential products. We cannot be certain that our interests will continue to coincide with those of our partners, or that disagreements concerning our rights, technology, or other proprietary interests will not arise with our partners.

   A large portion of our revenues to date have resulted from our collaborations. We intend to continue to rely on our collaborations to fund a substantial portion of our research and development activities over the next several years. If our existing partners do not extend our collaborations or if we are unable to enter into new collaborations, the development and commercialization of our potential products may be delayed. In addition, we may be forced to seek alternative sources of financing for such product development and commercialization activities.

OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS WILL REQUIRE SUBSTANTIAL ADDITIONAL FUNDING.

   The development of our potential pharmaceutical products will require substantially more money than we currently have. We intend to seek to raise such additional funding from sources including other collaborative partners and through public or private financings involving the sale of equity or debt securities. We cannot be certain that any financings will be available when needed, or if available will be on acceptable terms. Funding from collaborative partners could limit our ability to control the research, development and commercialization of potential products, and could limit our revenues in profits from such products, if any. Pursuant to such agreements we may be required to give up rights to products or technologies that we would otherwise seek to develop or commercialize ourselves. Any additional equity financing will result in dilution to our current shareholders. If we fail to secure sufficient additional funding we will have to delay or terminate some or all of our drug discovery and development programs.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS.

   We have incurred substantial net losses in every year since our inception in December 1992. We had net losses of $4.6 million in 1997, $9.8 million in 1998, and $10.7 million in 1999. We had an accumulated deficit of $39.2 million through December 31, 1999. We expect to continue to incur operating losses over the next several years.

   Substantially all of our revenues to date have resulted from license fees, research support and milestone payments under our collaborative agreements. We will not receive revenues or royalties from drug sales until we or our collaborative partners successfully complete clinical trials with regard to a drug candidate, obtain regulatory approval for such drug candidate, and successfully commercialize the drug. We do not expect to receive revenues or royalties from sales of drugs for a number of years, if at all. If we fail to achieve sufficient revenues to become profitable or sustain profitability, we may be unable to continue operations.

OUR APPROACH TO DRUG DISCOVERY IS UNPROVEN AND WE MAY NOT SUCCEED IN IDENTIFYING ANY DRUG CANDIDATES WITH CLINICAL BENEFITS.

   We are developing a gene function based technology platform and other proprietary information to attempt to identify and commercialize novel antibiotics. To date this technology has not identified any compounds that have demonstrated clinical benefits. We cannot be certain that this or any other technology we may develop will allow us to identify drug candidates that may have clinical benefits. The failure to identify and develop new drug candidates will have a material adverse effect on our business.

WE MAY FAIL TO SATISFY SAFETY AND EFFICACY REQUIREMENTS IN OUR CLINICAL TRIALS FOR OUR POTENTIAL PRODUCTS.

   Either we or our collaborators must show through pre-clinical studies and clinical trials that each of our pharmaceutical products is safe and effective in humans for each indication before obtaining regulatory clearance from the FDA for the commercial sale of that pharmaceutical. If we fail to adequately show the safety and effectiveness of a pharmaceutical, regulatory approval could be delayed or denied. The results from pre-clinical studies and early clinical trials are often different than the results that are obtained in large-scale testing. We cannot be certain that we will show sufficient safety and effectiveness in our clinical trials that would allow us to obtain the needed regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

   Any drug is likely to produce some level or toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. If we observe unacceptable toxicities or side effect, we, our collaborators or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, these unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

   We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The process of obtaining FDA and other required regulatory approvals can vary a great deal based upon the type, complexity and novelty of the products involved. Delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries.

   None of our drug candidates has received regulatory approval. If we fail to obtain this approval, we will be unable to commercially manufacture and sell our drug products. Even if we obtain regulatory approval, we may be required to continue clinical studies even after we have started selling a pharmaceutical. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

   If regulatory approval is obtained, we will also be subject to ongoing existing and future FDA regulations and guidelines and continued regulatory review. In particular, we, our collaborators, or any third party that we use to manufacture the drug will be required to adhere to regulations setting forth current good manufacturing practices. The regulations require that we manufacture our products and maintain our records in a particular way with respect to manufacturing, testing and quality control activities. Furthermore, we, our collaborators, or our third party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA before obtaining marketing approval.

   Failure to comply with the FDA or other relevant regulatory requirements may subject us to administrative or legally imposed restrictions. These include: warning letters, civil penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending NDAs, or supplements to approved NDAs.

WE DEPEND ON EFFECTIVELY PROTECTING OUR INTELLECTUAL PROPERTY.

   Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and certain other proprietary technology. We have filed approximately 65 patent applications in the United States, in addition to applications filed in other countries, in order to protect lead compounds, gene discoveries and screening technology, and 14 United States patents have been issued to date on such applications. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves many complex legal and technical issues. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents that may be issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

   Our commercial success also depends on our ability to operate without infringing patents and proprietary rights of third parties. There can be no assurance that our products will not infringe on the patents or proprietary rights of others. We may be required to obtain licenses to patents or other proprietary rights of others. Such licenses may not be available on terms acceptable to us, if at all. The failure to obtain such licenses could delay or prevent our collaborative partners' activities, including the development, manufacture or sale of drugs requiring such licenses.

   In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances which we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

   We operate in a field in which new developments are occurring at an increasing pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Many of our competitors have substantially greater financial, technical and personnel resources than we have. Although we believe that we have identified new and distinct approaches to drug discovery, there are other companies with drug discovery programs, at least some of the objectives of which are the same as or similar to ours. Competing technologies may be developed which would render our technologies obsolete or non-competitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat each of the infectious diseases for which we are seeking to develop therapeutic products. There can be no assurance that our competitors will not develop competing drugs that are more effective than those developed by us and our collaborative partners or obtain regulatory approvals of their drugs more rapidly than we and our collaborative partners, thereby rendering our and our collaborative partners' drugs obsolete or noncompetitive. Moreover, there can be no assurance that our competitors will not obtain patent protection or other intellectual property rights that would limit our and our collaborative partners' ability to use our technology or commercialize our or their drugs.

OUR POTENTIAL PRODUCTS MAY NOT BE ACCEPTABLE IN THE MARKET OR ELIGIBLE FOR THIRD PARTY REIMBURSEMENT.

   Any products successfully developed by us or our collaborative partners may not achieve market acceptance. The antibiotic products which we are attempting to develop will compete with a number of well-established traditional antibiotic drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

        - the establishment and demonstration in the medical community of the clinical efficacy and safety of such products,

        - the potential advantage of such products over existing treatment methods, and

        -      reimbursement policies of government and third-party payors.

   Physicians, patients or the medical community in general may not accept or utilize any products that may be developed by us or our collaborative partners. Our ability to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of such drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. If third-party reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our collaborative partners, it could adversely affect our business.

WE DO NOT HAVE MANUFACTURING, MARKETING OR SALES CAPABILITIES.

   We do not have any experience in the manufacture of commercial quantities of drugs, and our current facilities and staff are inadequate for the commercial production or distribution of drugs. We intend to rely on our collaborative partners for the manufacturing, marketing and sales of any products which result from such collaborations. The current third party manufacturer of our beta-lactam potential product has in the past encountered difficulties with the manufacture of such compound in sufficient quantities for clinical trial purposes. Manufacturers often encounter difficulties in scaling up to manufacture commercial quantities of pharmaceutical products. We cannot be certain that our current or any other manufacturer will not encounter similar delays in the scale up to manufacture this or any other compound in commercial quantities in the future.

   We will be required to contract with third parties for the manufacture of our products or to acquire or build production facilities before we can manufacture any such products. There can be no assurance that we will be able to enter into such contractual manufacturing arrangements with third parties on acceptable terms, if at all, or acquire or build such production facilities ourselves.

   To date we have no experience with sales, marketing or distribution. In order to market any of our products, we will be required to develop marketing and sales capabilities, either on our own or in conjunction with others. We cannot be certain that we will be able to develop any of these capabilities.

HEALTH CARE REFORM MEASURES MAY IMPACT PHARMACEUTICAL PRICING.

   The levels of revenue and profitability of pharmaceutical companies may be affected by continuing governmental efforts to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is already subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Cost control initiatives could decrease the price that we or our collaborative partners receive for any products which we or they may develop in the future which would adversely effect on our business. Further, to the extent that such proposals or initiatives have a material adverse effect on our collaborative partners or potential collaborative partners, our ability to commercialize our potential products may be materially adversely affected.

WE MAY EXPERIENCE PRODUCT LIABILITY CLAIMS.

   We face an inherent business risk of exposure to potential product liability claims in the event that drugs, if any, developed through the use of our technology are alleged to have caused adverse effects on patients. Such risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We do not carry product liability insurance. We will, if appropriate, seek to obtain product liability insurance with respect to drugs developed by us and our collaborative partners. However, we may not be able to obtain such insurance. Even if such insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability.

WE DEPEND ON KEY PERSONNEL.

   We are highly dependent on its management and scientific staff, including James E. Rurka, our President and Chief Executive Officer, George H. Miller, Ph.D., our Senior Vice President-Research and Development, and on our other executive officers. Loss of the services of any key individual could have an adverse effect on the Company. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. We face intense competition for such personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. We cannot be certain that we will be able to attract and retain the personnel we require on acceptable terms.

WE ARE SUBJECT TO STRINGENT REGULATIONS RELATING TO HAZARDOUS MATERIALS.

   As with many biotechnology and pharmaceutical companies, our activities involve the use of radioactive compounds and hazardous materials. As a consequence, we are subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could materially adversely affect our operations. We are subject to periodic inspections for possible violations of any environmental or safety law or regulation.

WE HAVE CERTAIN ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS.

   Certain provisions of our Restated Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. Certain of these provisions allow us to issue Preferred Stock without any vote or further action by the stockholders, provide for staggered elections of our Board of Directors and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. None of these provisions provide for cumulative voting in the election of directors. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including
Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any stockholder owning fifteen percent or more of the Company's outstanding voting stock ("interested stockholder") for a period of three years from the date a stockholder becomes an interested stockholder unless certain conditions are met. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of Microcide, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

ITEM 2.  PROPERTIES

   The Company has two facilities consisting of approximately 66,500 square feet of leased laboratory and office space in Mountain View, California under a lease agreement expiring in 2005. The Company has also entered into leases through 2005 on two additional buildings in Mountain View, comprising a total of approximately 35,500 square feet; one of these buildings, comprising approximately 18,000 square feet, has been sublet to another company through April 30, 2001. The other building has been outfitted principally as office space to meet the needs of Microcide and Iconix. From the Company's inception through December 31, 1999, the Company has made capital expenditures aggregating approximately $10.4 million in constructing and equipping its Mountain View facilities. The Company believes that its facilities are sufficient to accommodate the anticipated research and administrative needs of the Company through 2001. Thereafter, the Company believes that it will be able to secure adequate additional facilities for its continued operations.

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

                                               HIGH    LOW
FISCAL YEAR 1999
     4th Quarter........................      $ 9.25   $6.38
     3rd Quarter........................        7.34    4.63
     2nd Quarter........................        4.75    3.82
     1st Quarter........................        4.50    3.97

FISCAL YEAR 1998
     4th Quarter........................      $ 5.75   $3.69
     3rd Quarter........................        6.69    3.81
     2nd Quarter........................        9.63    6.69
     1st Quarter........................       10.38    7.25

   As of February 29, 2000, there were 145 holders of record of Common Stock.

DIVIDEND POLICY

   The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                1999            1998           1997           1996           1995
                                               -------        -------         -------        -------       -------
                                                              (In thousands, except per share data)
     STATEMENT OF OPERATIONS DATA:
     Total revenues........................  $  9,448       $ 11,181       $ 14,894       $ 11,273       $  4,985
     Net loss..............................   (10,746)        (9,758)        (4,602)          (670)        (3,516)
     Basic and diluted net loss per share..     (0.97)         (0.89)         (0.43)         (0.10)         (4.14)
     Shares used in computing basic and
      diluted net loss per share...........    11,085         10,962         10,817          7,034            849



                                                         DECEMBER 31,
                                  -----------------------------------------------------------
                                   1999         1998         1997         1996         1995
                                  -------      -------      -------      -------      -------
                                                       (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term  investments.......   $24,868      $33,192      $40,387      $47,508      $ 8,517
Working capital................    21,447       30,269       37,235       42,542        6,388
Total assets...................    33,831       44,490       51,782       56,826       13,493
Long-term obligations..........     2,164        3,039          450          952        2,075
Total stockholders' equity.....    27,803       37,938       46,896       50,574        9,151

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

   Through December 31, 1999, the Company had received in the aggregate $49.7 million in license fees, milestone payments and research support payments under the Collaborative Agreements. Research support funding for Daiichi and J&J concluded at the end of the first and fourth quarters of 1999, respectively. The March 1996 Pfizer collaboration was amended and funding for the fifth year effective March 2000 will be at a lower amount. Assuming that the Pfizer Agreements are not terminated prior to their scheduled expiration, the Company will be entitled to receive an additional $3.4 million in research support payments.

   In the event that the Company and its collaborators achieve the specified research and product development milestones, it will be entitled to receive milestone payments as follows: up to $16.5 million for the first product and up to $15.5 million for each additional product developed pursuant to the J&J Agreements, and up to $32.5 million for each product developed pursuant to the Pfizer Agreements. The Pfizer Animal Health collaboration provides for a lower level of milestone payments than those applicable to human health applications. Receipt of these milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. The Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

   In 1998, the Company formed Iconix Pharmaceuticals, Inc. Iconix is a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors during 1998. As of December 31, 1999, after giving effect to the investment and including the stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 32% of Iconix's outstanding equity on a fully diluted basis. Microcide accounts for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix do not impact Microcide's statement of operations. Pursuant to the Core Technology Development and License Agreement, Microcide and Iconix expect to work together through January 14, 2001 to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, informatics and genome sciences. Pursuant to the Support Services Agreement, Microcide provides Iconix with facilities and various business support services for which the Company is reimbursed. In addition, through the Antiviral and Surrogate Genetics Research Agreement, Microcide is obligated to provide Iconix with research support payments of up to $6.1 million during 1998, 1999 and 2000. Microcide has made payments to Iconix of $1.5 million during 1999, and $1.1 million during 1998. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

   Revenues. Total revenues decreased 16% from $11.2 million in 1998 to $9.4 million in 1999. The Company received a $2.0 million milestone payment from the J&J research collaboration earned in conjunction with commencement of cephalosporin Phase I clinical trials in 1999. In comparison, there were no milestone revenues earned in 1998. Research revenues decreased from $11.1 million in 1998 to $7.1 million in 1999 principally due to the conclusion of the extended Daiichi research collaboration at the end of the first quarter of 1999, and reduced research funding during the extension period of the J&J collaboration, offset by revenues from the initiation of research under the Pfizer Animal Health agreement. Other revenues, consisting of the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs, were $335,000 in 1999 as compared to $40,000 in 1998.

   Research and Development Expenses. The Company's research and development expenses decreased 8% from $18.8 million in 1998 to $17.3 million in 1999. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount, lower spending for research supplies, materials and compounds, and lower spending for outside services, partially offset by higher research support expenses associated with the Company's antiviral discovery and joint technology programs with Iconix Pharmaceuticals.

   General and Administrative Expenses. General and administrative expenses were $4.0 million in 1999, the same as in 1998.

   Interest and Other Income and Expense. Interest income decreased from $1.9 million in 1998 to $1.4 million in 1999 as a result of a decrease in average investment balances. Interest expense increased from $32,000 to $345,000 as a result of borrowing $4.4 million in December 1998 under a three-year debt facility bearing an interest rate of approximately 11%.

   Net Loss. Net loss increased from $9.8 million in 1998 to $10.7 million in 1999 as a result of the items discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing. As of December 31, 1999, the Company had received $64.8 million from the sale of equity and $49.7 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

   Cash, cash equivalents and short-term investments at December 31, 1999 were $24.9 million compared to $33.2 million at December 31, 1998. This decrease was due primarily to the net loss during 1999 and the repayment of $1.1 million on its three-year debt obligations, offset by additional debt financing of $435,000 and proceeds from the sale of Common Stock of $210,000. Net cash used in the Company's operations was $7.3 million in 1999 in contrast to net cash used by the Company's operations of $7.5 million in 1998.

   During 1999, the Company invested $473,000 in capital expenditures, primarily research equipment, as compared to $3.1 million in 1998 which consisted primarily of facilities expansion costs. The Company expects its capital expenditures in 2000 to be similar to 1999 spending levels. At December 31, 1999, the Company had debt obligations of $3.3 million. The Company made principal payments under its debt obligations of $1.1 million in 1999, and the remaining capital leases of $41,000 at December 31, 1998 were repaid in February 1999.

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

   The Company has not generated significant taxable income to date. At December 31, 1999, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $31.7 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2019 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

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

   In late 1999, the Company completed its assessment, repair, upgrade and replacement of its computer systems and research equipment with embedded chips or software. The Company also completed its survey and analysis regarding the readiness of third parties with whom the Company interacts, including the Company's research and development partners, suppliers and vendors.

   As a result of its planning and remediation efforts, the Company experienced no significant disruptions in its information technology and non-information technology systems and believes that those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its computer systems or research equipment with embedded chips or software. The Company will continue to monitor its information technology systems and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Management does not believe that any latent Year 2000 changes will have a material impact on its business, financial condition or results of operations. To date, costs related to the Year 2000 issues have not been material.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. Microcide does not currently engage in hedging activities; adoption of SFAS 133 is expected to have no material impact on Microcide's financial condition and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of staff's views in applying generally accepted accounting principles to revenue recognition. The Company has completed its assessment of the impact of SAB 101 and does not expect that the implementation of SAB 101 will have a material effect.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

   The fair value of the Company's investments in marketable securities at December 31, 1999 was $20.5 million, with a weighted-average maturity of 211 days and a weighted-average interest rate of 5.66%. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

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

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

   1. List of Financial Statements. The following financial statements of Microcide Pharmaceuticals, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

      Balance Sheets as of December 31, 1999 and 1998, Statements of Operations for the years ended December 31, 1999, 1998 and 1997, Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997, Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 and Notes to Financial Statements.

   2. List of all Financial Statement schedules:

      (i) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

   3. List of exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed as part of, or incorporated by reference into, this report.

   EXHIBITS                                DESCRIPTION
     2.1        Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) Series A
                Preferred Stock Purchase Agreement. (2)

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

     10.8*      Joint Research Agreement between the Registrant and Daiichi
                Pharmaceutical Co., Ltd. dated November 6, 1995. (1)

   EXHIBITS                               DESCRIPTION
     10.9*      Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated March 1, 1996.(1)

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

     10.21      Consulting Agreement dated January 14, 1998 between the
                Registrant and Keith Bostian, Ph.D. (6)

     10.22      Lease Agreement between the Registrant and Portola Land Co.
                dated May 11, 1998. (7)

     10.23      Promissory Note between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998. (9)

     10.24      Security Agreement between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998. (9)

     10.25+     Amendment of Research and License Agreement between the
                Registrant and Ortho Pharmaceutical Corporation and the R.W.
                Johnson Pharmaceutical Research Institute dated October 23,
                1998. (9)

     10.26+     Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated January 13, 1999. (9)

     10.27+     License and Royalty Agreement between the Registrant and Pfizer
                Inc dated January 13, 1999. (9)

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

(8) Incorporated by reference to Exhibit 1 in Registrant's Form 8-A filed with the Securities and Exchange Commission and dated February 4, 1999.

(9) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission and dated March 31, 1999.

*   Confidential Treatment granted

+   Confidential Treatment requested

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

                                MICROCIDE PHARMACEUTICALS, INC.
                                a Delaware Corporation

                                By: /s/ JAMES E. RURKA
                                    --------------------------------------------
                                        James E. Rurka
                                        President and Chief Executive Officer

                                Date:   March 29, 2000



                                POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Rurka and, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may cause to be done by virtue hereof.

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

                  SIGNATURE                                   TITLE                                DATE
                  ---------                                   -----                                ----
/s/            JAMES E. RURKA                  President, Chief Executive Officer, Acting     March 29, 2000
--------------------------------------------   Chief Financial Officer and Director
               James E. Rurka                  (Principal Executive Officer)


/s/            JOHN P. WALKER                  Chairman of the Board of Directors             March 29, 2000
--------------------------------------------
               John P. Walker


/s/        KEITH A. BOSTIAN, Ph.D.             Director                                       March 29, 2000
--------------------------------------------
           Keith A. Bostian, Ph.D.


/s/        DANIEL L. KISNER, M.D.              Director                                       March 29, 2000
--------------------------------------------
           Daniel L. Kisner, M.D.


/s/      HUGH Y. RIENHOFF, JR., M.D.           Director                                       March 29, 2000
--------------------------------------------
         Hugh Y. Rienhoff, Jr., M.D.


/s/          DAVID SCHNELL, M.D.               Director                                       March 29, 2000
--------------------------------------------
             David Schnell, M.D.


/s/           MARK B. SKALETSKY                Director                                       March 29, 2000
--------------------------------------------
              Mark B. Skaletsky

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Microcide Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of Microcide Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microcide Pharmaceuticals, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Palo Alto, California
February 8, 2000

                         MICROCIDE PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                     DECEMBER 31,
                                                             -------------------------

                                                                 1999             1998
                                                             --------         --------
ASSETS
Current assets:
    Cash and cash equivalents............................    $  5,660         $  7,794
    Short-term investments...............................      19,208           25,398
    Prepaid expenses and other current assets............         443              590
                                                             --------         --------
Total current assets.....................................      25,311           33,782

Property and equipment, net..............................       7,592            9,755
Other assets.............................................         928              953
                                                             --------         --------
                                                             $ 33,831         $ 44,490
                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....................................    $    358         $    642
    Accrued compensation.................................         984              920
    Current portion of notes payable.....................       1,440            1,129
    Deferred revenue.....................................         387              300
    Other accrued liabilities............................         695              522
                                                             --------         --------
Total current liabilities................................       3,864            3,513

Long-term portion of notes payable.......................       1,907            2,912
Accrued rent.............................................         257              127
Commitments
Stockholders' equity:
  Preferred stock, par value $0.001; 5,000,000 shares
    authorized; no shares issued and outstanding                   --               --
  Common stock, par value $0.001; 50,000,000 shares
    authorized, 11,146,789 and 11,017,429 shares issued
    and outstanding at December 31, 1999 and 1998,
    respectively.........................................      67,112           66,902
  Deferred compensation..................................          --             (464)
  Accumulated deficit....................................     (39,243)         (28,497)
  Accumulated other comprehensive loss...................         (66)              (3)
                                                             --------         --------
Total stockholders' equity...............................      27,803           37,938
                                                             --------         --------
                                                             $ 33,831         $ 44,490
                                                             ========         ========



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                     YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                             1999             1998             1997
                                                           --------         --------         --------
Revenues:
  Research revenues.....................................   $  7,113         $ 11,141         $ 12,183
  Milestone revenues....................................      2,000               --            1,000
  Other revenues........................................        335               40            1,711
                                                           --------         --------         --------
Total revenues..........................................      9,448           11,181           14,894

Operating expenses:
  Research and development..............................     17,288           18,806           17,877
  General and administrative............................      3,956            3,971            4,091
                                                           --------         --------         --------
Total operating expenses................................     21,244           22,777           21,968
                                                           --------         --------         --------

Loss from operations....................................    (11,796)         (11,596)          (7,074)

Interest and other income...............................      1,395            1,870            2,616
Interest expense........................................       (345)             (32)            (144)
                                                           --------         --------         --------

Net loss................................................   $(10,746)        $ (9,758)        $ (4,602)
                                                           ========         ========         ========

Basic and diluted net loss per share....................   $  (0.97)        $  (0.89)        $  (0.43)
                                                           ========         ========         ========

Shares used in computing basic and diluted net loss
per share...............................................     11,085           10,962           10,817



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                      (In thousands, except share amounts)


                                                                                          ACCUMULATED
                                                                                             OTHER           TOTAL
                                               COMMON         DEFERRED     ACCUMULATED   COMPREHENSIVE    STOCKHOLDERS'
                                                STOCK       COMPENSATION      DEFICIT     INCOME (LOSS)      EQUITY
                                              -------       ------------   -----------   --------------   -------------
Balances at December 31, 1996                 $ 66,279       $ (1,577)      $(14,137)      $      9       $ 50,574
Net loss...............................             --             --         (4,602)            --         (4,602)
Net unrealized loss on securities
   available-for-sale..................             --             --             --            (53)           (53)
                                                                                                          --------
Comprehensive loss.....................                                                                     (4,655)
Issuance of 24,749 shares of common
   stock under the employee stock
   purchase plan.......................            210             --             --             --            210
Issuance of 140,626 shares of common
   stock due to options exercised
   by employees and consultants........             60             --             --             --             60
Deferred compensation..................            378           (378)            --             --             --
Reversal of deferred compensation
   for terminated employees............            (32)            32             --             --             --
Amortization of deferred compensation..             --            672             --             --            672

Repayment of note receivable...........             35             --             --             --             35
                                              --------       --------       --------       --------       --------
Balances at December 31, 1997..........         66,930         (1,251)       (18,739)           (44)        46,896
Net loss...............................             --             --         (9,758)            --         (9,758)
Net unrealized gain on securities
   available-for-sale..................             --             --             --             41             41
                                                                                                          --------
Comprehensive loss.....................                                                                     (9,717)
Issuance of 38,773 shares of
   common stock under the employee
   stock purchase plan.................            202             --             --             --            202
Issuance of 71,613 shares of common
   stock due to options exercised by
   employees and consultants...........             34             --             --             --             34
Reversal of deferred compensation
   for terminated employees............           (264)           264             --             --             --
Amortization of deferred compensation..             --            523             --             --            523
                                              --------       --------       --------       --------       --------
Balances at December 31, 1998..........         66,902           (464)       (28,497)            (3)        37,938
Net loss...............................             --             --        (10,746)            --        (10,746)
Net unrealized loss on securities
   available-for-sale..................             --             --             --            (63)           (63)
                                                                                                          --------
Comprehensive loss.....................                                                                    (10,809)
Issuance of 48,406 shares of
   common stock under the employee
   stock purchase plan.................            160             --             --             --            160
Issuance of 29,679 shares of common
   stock due to options exercised by
   employees and consultants...........             50             --             --             --             50
Issuance of 51,275 shares of common
   stock under vendor warrant
   agreements..........................             --             --             --             --             --
Amortization of deferred compensation..             --            464             --             --            464
                                              --------       --------       --------       --------       --------
Balances at December 31, 1999..........       $ 67,112       $     --       $(39,243)      $    (66)      $ 27,803
                                              ========       ========       ========       ========       ========



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                Increase (Decrease) In Cash and Cash Equivalents


                                                                         YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  1999            1998            1997
                                                               ---------       ---------       ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss...................................................    $ (10,746)      $  (9,758)      $  (4,602)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Depreciation and amortization.............................        2,636           2,874           2,988
 Amortization of deferred compensation.....................          464             523             672
 Accrued rent..............................................          130             (99)            103
 Changes in assets and liabilities:
     Prepaid expenses and other current assets.............          147             694            (950)
     Other assets..........................................           25            (382)           (412)
     Accounts payable......................................         (284)         (1,018)           (210)
     Construction payable..................................           --              --            (398)
     Accrued compensation and other liabilities............          237              64             626
     Deferred revenue......................................           87            (486)           (403)
                                                               ---------       ---------       ---------
Net cash provided by (used in) operating activities........       (7,304)         (7,588)         (2,586)
                                                               ---------       ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments.........................      (32,280)        (85,790)       (102,264)
Maturities of short-term investments.......................       38,407          89,057         112,778
Capital expenditures.......................................         (473)         (3,089)         (3,702)
                                                               ---------       ---------       ---------
Net cash provided by (used in) investing activities........        5,654             178           6,812
                                                               ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations............          (41)           (795)         (1,085)
Principal payments on equipment financing..................       (1,088)             --              --
Proceeds from debt financing...............................          435           4,000              --
Proceeds from issuances of common stock....................          210             236             270
Repayment of shareholder note..............................           --              --              35
                                                               ---------       ---------       ---------
Net cash provided by (used in) financing activities........         (484)          3,441            (780)
                                                               ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents.......       (2,134)         (3,969)          3,446
Cash and cash equivalents at beginning of period...........        7,794          11,763           8,317
                                                               ---------       ---------       ---------
Cash and cash equivalents at end of period.................    $   5,660       $   7,794       $  11,763
                                                               =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid..........................................    $       1       $       2       $      23
                                                               =========       =========       =========
Interest paid..............................................    $     345       $      32       $     144
                                                               =========       =========       =========



                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

    In January 1998, Microcide formed Iconix Pharmaceuticals, Inc. ("Iconix"), a biotechnology company which will seek to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. After giving effect to the investment and including the stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 32% of Iconix's outstanding equity on a fully diluted basis. Microcide accounts for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix do not impact Microcide's statement of operations.

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

    Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999 and 1998, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders' equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which varies between one to seven years. Equipment under capital lease and leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

    Revenue Recognition

    Revenues related to research contracts are recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis and the Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. For collaborative arrangements which include both revenue received on a cost reimbursement basis and funds received associated with the purchase of the Company's equity, the Company accounts for the equity component based on the estimated fair value of the Company's securities issued at the date that the terms of the respective agreements were agreed upon. The Company reports other revenues which principally related to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. The Company has completed its assessment of the impact of SAB 101 and does not expect that the implementation of SAB 101 will have a material effect.

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

    Net Loss Per Share

    The Company's basic and diluted net loss per share amounts have been computed using the weighted-average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for 1999, 1998 and 1997 would have included the shares used in the computation of pro forma basic net loss per share as well as an additional 226,000, 349,000 and 567,000 shares, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method).

    Comprehensive Loss

    In accordance with Statement of Financial Accounting Standard No. 130, ("SFAS 130"), "Reporting Comprehensive Income," the Company presents comprehensive income (loss) and its components in the Statement of Stockholders' Equity.

    Segment Information

     Effective January 1, 1998, the Company adopted Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement
131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the company operates in a single segment, the adoption of Statement 131 had no significant effect on results of operations or the financial position of the Company.

    Other Recent Accounting Pronouncements

    In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The Company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. Microcide does not currently engage in hedging activities; adoption of SFAS 133 is expected to have no material impact on Microcide's financial condition and results of operations.

    Reclassifications

    Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

    Johnson & Johnson

     In October 1995, the Company entered into a research and development agreement with Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, both Johnson & Johnson companies ("J&J"), to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The agreement provides for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. J&J subsequently exercised its option to extend the research collaboration with respect to beta-lactam antibiotics for an additional year, which has since concluded at the end of 1999. No additional research support funding is expected in the year 2000. J&J received exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by J&J, provided that the Company has the right to undertake certain co-promotion activities in North America, subject to J&J's approval. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, J&J made a nonrefundable $3,000,000 up-front license payment to the Company, and an affiliate of J&J made an equity investment of $5,000,000 in return for 571,429 shares of Series D convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering. In November 1999, J&J made a $2,000,000 milestone payment in conjunction with the commencement of cephalosporin Phase I clinical trials. Total revenue recognized under the agreement for the years ended December 31, 1999, 1998 and 1997 was $3,384,000, $3,206,000 and $3,500,000,
respectively.

    Daiichi Pharmaceutical Co. Ltd.

   In November 1995, the Company entered into a research and development agreement with Daiichi Pharmaceutical Co. Ltd. ("Daiichi") to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. The agreement provided for certain revenue payments, including payments for research and development costs for two years and nine months commencing July 1, 1995 and for reaching certain research and development goals. Daiichi subsequently exercised its option to extend the research collaboration for an additional year, which concluded at the end of the first quarter of 1999. The development, manufacturing, marketing and sale of drugs resulting from the collaboration would be conducted by Daiichi, subject to the Company's right to co-promote such drugs in North America. If development efforts result in a marketable product, the Company would receive royalty payments based on product sales. Total research revenue recognized under the agreement for the years ended December 31, 1999, 1998 and 1997 was $875,000, $3,749,000 and $4,364,000,
respectively.

    Pfizer Inc.

    In March 1996, the Company entered into a research and development agreement with Pfizer Inc. ("Pfizer") to implement the Company's essential gene and multi-channel screening system to discover novel classes of antibiotics. The agreement provides for certain revenue payments, including payments for research and development costs for five years and for reaching certain research and development goals. Pfizer received exclusive worldwide rights to products developed during the collaboration. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to the Company's right to co-promote such products in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In March 2000, Pfizer and the Company amended the agreement to shift research focus from chemistry prosecution of a lead compound series identified in the screening phase to a biology-focused investigation of the essential gene targets. In conjunction with this, funding for the fifth year will be at a reduced amount. In connection with the agreement, Pfizer made a $1,000,000 up-front license payment and a $5,000,000 equity investment in return for 571,429 shares of Series E convertible preferred stock which subsequently converted to common stock upon the Company's initial public offering (see Note 6). Revenue recognized under the agreement for the years ended December 31, 1999, 1998 and 1997 was $4,200,000, $4,186,000 and
$5,319,000, respectively.

    In January 1999, the Company expanded its existing antibiotic research collaboration with Pfizer to include a focused effort to discover and develop new classes of antibiotics specifically designed for animal health applications. The agreement provides for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. Pfizer received exclusive worldwide rights to products developed during the collaboration. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by Pfizer, subject to the Company's right to co-promote such products in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. Revenue recognized under the agreement for the year ended December 31, 1999 was $604,000.

    Costs related to research revenues under the above agreements for the years ended December 31, 1999, 1998 and 1997 approximated the related research revenue recognized (exclusive of license and milestone fees).

    Iconix Pharmaceuticals, Inc.

In January 1998, Microcide and Iconix entered into several collaborative agreements. Through the Core Technology Development and License Agreement, Microcide and Iconix expect to work together three years to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. During 1999 and 1998, projects jointly undertaken pursuant to this agreement resulted in a net cost to Microcide of approximately $385,000 and $274,000, respectively. Through the Antiviral and Surrogate Genetics Research Collaboration, Iconix plans to apply Surrogate Genetics to a number of viral disease targets in the search for novel inhibitors. During 1999 and 1998, Microcide incurred research expense pursuant to the antiviral collaboration of approximately $1,873,000 and $823,000, respectively. As of December 31, 1999, Microcide is obligated to provide Iconix with research support payments of up to $2.5 million over the remaining term of the collaboration which is extendable at Microcide's option for two additional one-year periods. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales. Pursuant to the Support Services Agreement, Microcide provides Iconix with facilities and various business support services for which Microcide is reimbursed. During 1999 and 1998, Microcide received approximately $1,108,000 and $763,000, respectively, from Iconix pursuant to the Support Services Agreement which it treated as a reduction of expenses.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                        DECEMBER 31,
                                                 -------------------------
                                                     1999             1998
                                                 --------         --------
                                                      (In thousands)
        Laboratory and office equipment.......   $  9,919         $  9,547
        Leasehold improvements................      9,899            9,798
                                                 --------         --------
                                                   19,818           19,345
        Less accumulated depreciation and
        amortization..........................    (12,226)          (9,590)
                                                 --------         --------
        Property and equipment, net...........   $  7,592         $  9,755
                                                 ========         ========


    Properties leased under capital leases are included above with a cost of approximately $20,000 and $655,000 at December 31, 1999 and 1998, with accumulated amortization of approximately $5,000 and $609,000 at December 31, 1999 and 1998, respectively. Under an equipment financing arrangement with a lender, a security agreement was executed, granting a lien and security interest to specific property of the Company (see Note 5).

4. INVESTMENTS

    The following is a summary of available-for-sale securities as of:

                                                                     AVAILABLE-FOR-SALE SECURITIES
                                                       ------------------------------------------------------------
                                                                           GROSS            GROSS         ESTIMATED
                                                       AMORTIZED         UNREALIZED       UNREALIZED         FAIR
                                                         COST               GAINS           LOSSES           VALUE
                                                       ---------         ----------       ----------      ---------
                                                                               (In thousands)
      December 31, 1999
      Cash equivalents and short-term investments:
      Money market funds....................            $ 1,333               $--            $ --           $ 1,333
      Corporate debt securities.............             19,271                 3             (66)           19,208
                                                         ------                 -            ----           -------
                                                        $20,604                $3            $(66)          $20,541
                                                        =======                ==            ====           =======
      December 31, 1998
      Cash equivalents and short-term investments:
      Money market funds....................             $2,520               $--            $ --           $ 2,520
      Corporate debt securities.............             26,908                33             (36)           26,905
                                                         ------                --             ---           -------
                                                        $29,428               $33            $(36)          $29,425
                                                        =======               ===            ====           =======


    Maturities of securities available-for-sale were as follows:

                                                 As of December 31,
                              ----------------------------------------------------------
                                        1999                          1998
                              ----------------------------------------------------------
                              Amortized     Estimated Fair    Amortized   Estimated Fair
                                Cost           Value            Cost           Value
                              ---------     --------------    ---------   --------------
                                                 (In thousands)

Due in less than 1 year.....   $18,591        $18,545        $28,428        $28,425
Due in 1 to 2 years.........     2,013          1,996             --             --
Due in 2 to 3 years.........        --             --          1,000          1,000
                               -------        -------        -------        -------
                               $20,604        $20,541        $29,428        $29,425
                               =======        =======        =======        =======

5. LEASES AND DEBT FINANCING

    In fiscal years 1998 and prior, the Company was making payments under capital equipment lease lines of credit. In December 1998 and February 1999, Microcide exercised its option to buy out equipment under the outstanding leases whose terms were due to expire during 1998 and 1999. In December 1998, Microcide borrowed $4.0 million under an equipment financing arrangement whose terms include a fixed interest rate of 9.55% per annum with a repayment term of 36 months. Under this arrangement, Microcide could borrow up to an additional $1.0 million during 1999. In December 1999, the Company borrowed an additional $435,000 at a fixed interest rate of 10.99% with a repayment term of 36 months. This loan is collaterized by property and equipment.

    The Company leases its office and research facilities under various operating leases whose terms expire in 2005. The Company has options to extend its facilities leases for an additional five years. Future principal payments on equipment loans and minimum lease payments under noncancelable leases are as follows:

                                                       Equipment       Operating
                                                       Financing        Leases
                                                       -------------------------
        Year ended December 31,                             (In thousands)
        2000........................................    $ 1,441         $ 1,748
        2001........................................      1,597           2,064
        2002........................................        291           2,142
        2003........................................         18           2,221
        2004........................................         --           2,299
        Thereafter..................................         --           1,770
                                                        -------         -------
        Total minimum principal and lease payments,
        respectively................................      3,347         $12,244
                                                                        =======
        Less current portion of principal payments..     (1,440)
                                                        -------
        Noncurrent portion of principal payments....    $ 1,907
                                                        =======


    Rent expense for operating leases was approximately $1,149,000, $1,215,000 and $947,000 in 1999, 1998 and 1997, respectively.

6. STOCKHOLDERS' EQUITY

    Preferred Stock

    The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors may set rights and privileges of any preferred stock issued.

    Preferred Share Purchase Rights

    In February 1999, the Board of Directors approved the adoption of a Preferred Share Purchase Rights Plan under which all stockholders of record as of February 2, 1999, received rights to purchase shares of a new series of Preferred Stock. The rights were distributed as a non-taxable dividend and will expire February 2, 2009. The rights are exercisable only if a person or a group acquires 20% or more of the Company's Common Stock or announces a tender offer for 20% or more of the Company's Common Stock. If a person acquires 20% or more of the Company's Common Stock, all rights holders except that person will be entitled to acquire the Company's Common Stock at a discount. The effect will be to discourage acquisitions of more than 20% of the Company's Common Stock without negotiations with the Board.

    Warrants

    During 1999, warrants to purchase 51,275 shares of common stock were exercised under vendor warrant agreements. At December 31, 1999, there were no warrants outstanding.

    1996 Stock Purchase Plan

    During 1996, the shareholders ratified the adoption of the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 220,000 shares of common stock for issuance to employees. Under the Purchase Plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. At December 31, 1999, 99,667 shares of stock remained available for future purchase under the Purchase Plan.

    1996 Director Option Plan

    During 1996, the shareholders approved the 1996 Directors' Stock Option Plan (the "Director Plan"). The Company has reserved 150,000 shares of common stock for issuance to non-employee directors pursuant to options granted under this Plan. The Director Plan provides for the automatic grant of an option (the "First Option") to purchase 16,000 shares of Common Stock to each non-employee director provided that such director was not an employee director of the Company immediately prior to becoming a non-employee director. Each non-employee director, whether or not eligible to receive a First Option, is automatically granted an option to purchase 4,000 shares of Common Stock (a "Subsequent Option") each year on the date of the Company's annual stockholders meeting, if on such date he or she has served on the Board for at least six months. First Options and Subsequent Options have terms of ten years. First Options vest and become exercisable as to 1/6th of the shares subject to the option six months after the date of grant, and as to 1/36th of the shares each month thereafter. Subsequent Options vest as to 1/12th of the shares subject to the option each month after the date of grant. The exercise prices of First Options and Subsequent Options are 100% of the fair market value per share of the Common Stock, generally determined with reference to the closing price of the Common Stock as reported on the Nasdaq National Market on the date of grant.

    1993 Amended Incentive Stock Plan

    At the Annual Shareholders' Meeting held on June 24, 1999, the shareholders approved the amendment of the 1993 Amended Incentive Stock Plan (the "Plan"), thereby increasing the number of shares of common stock reserved for issuance by 300,000. The total number of shares of common stock now reserved for issuance under the Plan is 2,580,000.

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

    Combined activity under the Director Option Plan and Amended Incentive Stock Option Plan was as follows:

                                                  Number of       Range of Exercise       Weighted-Average
                                                   Shares              Prices              Exercise Price
                                                 ----------      ------------------       ----------------
          Balance at December 31, 1996...          773,700          $0.20-$12.50              $   3.52
            Options granted..............          533,100          $9.44-$14.00              $  11.53
            Options exercised............         (140,626)          $0.20-$2.50              $   0.44
            Options canceled.............          (60,588)         $0.20-$13.75              $   8.01
                                                 ----------
          Balance at December 31, 1997...        1,105,586          $0.20-$14.00              $   7.50
            Options granted..............          683,845          $3.81-$12.12              $   6.58
            Options exercised............          (71,613)          $0.20-$2.50              $   0.42
            Options canceled.............         (286,472)         $0.38-$12.50              $  10.99
                                                 ----------
          Balance at December 31, 1998...        1,431,346          $0.20-$14.00              $   6.71
            Options granted..............          502,853           $3.94-$6.97              $   5.32
            Options exercised............          (29,679)          $0.20-$6.25              $   1.70
            Options canceled.............         (282,333)         $0.38-$12.25              $   8.11
                                                 ----------
          Balance at December 31, 1999...        1,622,187          $0.20-$14.00              $   6.13
                                                 ==========


    Under the Amended Incentive Stock Option Plan, options to purchase 729,121 and 515,433 shares of common stock were exercisable at December 31, 1999 and 1998, respectively. At December 31, 1999, 516,663 shares remained available for grant under the Amended Incentive Stock Option Plan. Through December 31, 1999, 200,000 shares of common stock have been issued pursuant to stock purchase rights granted under the Plan.

    Under the Director Plan, of the 96,000 shares outstanding, 52,667 shares were exercisable at December 31, 1999. At December 31, 1999, 54,000 shares remained available for grant under the Director Plan.

    The options outstanding at December 31, 1999 have been segregated into three ranges for additional disclosures as follows:

                                             Options Outstanding                             Exercisable Options
                              --------------------------------------------------          --------------------------
                                                                    Weighted-
                                               Weighted-             Average                               Weighted-
     Range of                                   Average             Remaining                               Average
     Exercise                                  Exercise         Contractual Life                           Exercise
      Prices                  Number            Prices             (In Years)             Number            Prices
  --------------              --------         --------         ----------------          ------           ---------
    $0.20-$0.375              142,597           $  0.34                5.12               142,585           $  0.34
    $2.50-$4.625              372,236              3.44                7.74               203,054              2.84
     $5.00-$9.75              811,567              6.44                8.94               219,062              6.95
  $10.063-$14.00              295,787             11.45                7.18               217,087             11.43
                            ---------                                                     -------
                            1,622,187              6.13                8.01               781,788              5.92
                            =========                                                     =======


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

    The Company has recorded $2,315,000 in deferred compensation (net of reversals for stock option cancellations) pursuant to APB 25 for the difference between the grant price and the deemed fair value of the Company's common stock for certain options in the 12-month period prior to the initial public offering. The Company also recorded deferred compensation for stock options granted to consultants. The deferred compensation has been fully amortized to expense at December 31, 1999.

    Pro forma information regarding the net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following assumptions for 1999, 1998 and 1997: weighted-average volatility factor of 0.7, 0.75 and 0.57, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 5.34%, 4.76% and 6.10%, respectively; and a weighted-average expected life of 3.87, 3.63 and 3.42 years, respectively.

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

    Based upon the above methodology, the weighted-average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $2.93, $3.51 and $5.21, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's pro forma information is as follows:


                                                       December 31,
                                --------------------------------------------------------
                                      1999                 1998                 1997
                                --------------       --------------       --------------
Pro forma net loss...........   $ (11,665,817)       $ (10,601,000)       $  (5,789,000)
Pro forma loss per share.....   $       (1.05)       $       (0.97)       $       (0.54)


7. NOTES RECEIVABLE FROM RELATED PARTIES

    At December 31, 1999, the Company had notes receivable from employees in the amount of $674,000. These notes generally bear interest at 6%, are secured by property and are due within one year following termination of employment.

8. INCOME TAXES

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $31,700,000 and $12,200,000, respectively. The Company also had federal and State of California research and other tax credit carryforwards of approximately $300,000 and $300,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2019, if not utilized. The State of California net operating loss carryforwards will expire at various dates beginning in 2000 through 2004, if not utilized.

    Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change of ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization.

    Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows:

                                                   December 31,
                                          --------------------------
                                              1999             1998
                                          ---------        ---------
                                                 (In thousands)
Deferred Tax Assets:
  Net operating loss carryforwards....    $ 11,500         $  8,100
  Research and other credits..........         600              600
  Capitalized research expenses.......         500              500
  Other...............................       2,100            1,700
                                          --------         --------
Total Deferred Tax Assets.............      14,700           10,900
Valuation Allowance...................     (14,700)         (10,900)
                                          --------         --------
Net Deferred Tax Assets...............    $     --         $     --
                                          ========         ========


    Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,600,000 and $1,500,000 during the years ended December 31, 1998 and 1997, respectively.

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

     10.8*      Joint Research Agreement between the Registrant and Daiichi
                Pharmaceutical Co., Ltd. dated November 6, 1995. (1)

   EXHIBITS                            DESCRIPTION
   --------                            -----------
     10.9*      Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated March 1, 1996.(1)

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

     10.21      Consulting Agreement dated January 14, 1998 between the
                Registrant and Keith Bostian, Ph.D. (6)

     10.22      Lease Agreement between the Registrant and Portola Land Co.
                dated May 11, 1998. (7)

     10.23      Promissory Note between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998. (9)

     10.24      Security Agreement between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998. (9)

     10.25+     Amendment of Research and License Agreement between the
                Registrant and Ortho Pharmaceutical Corporation and the R.W.
                Johnson Pharmaceutical Research Institute dated October 23,
                1998. (9)

     10.26+     Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated January 13, 1999. (9)

     10.27+     License and Royalty Agreement between the Registrant and Pfizer
                Inc dated January 13, 1999. (9)

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

(8) Incorporated by reference to Exhibit 1 in Registrant's Form 8-A filed with the Securities and Exchange Commission and dated February 4, 1999.

(9) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission and dated March 31, 1999.

*   Confidential Treatment granted

+   Confidential Treatment requested

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c) See part a(3) above.

(d) All schedules have been omitted because the information required to be set forth therein is not applicable.