Form 10-Q
period 2000-03-31
MICROCIDE PHARMACEUTICALS INC
filed 2000-05-15
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d) OF THE  SECURITIES
    EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD ENDED MARCH 31, 2000

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

Number of shares of Common Stock, no par value, outstanding as of April 28, 2000: 11,293,622.

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 2000

                                                                           PAGE
                                                                          NUMBER

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements and Notes

            Condensed Balance Sheets as of March 31, 2000
            and December 31, 1999                                           3

            Condensed Statements of Operations for the three
            months ended March 31, 2000 and March 31, 1999                  4

            Condensed Statements of Cash Flows for the three months
            ended March 31, 2000 and March 31, 1999                         5

            Notes to Condensed Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     11


PART II     OTHER INFORMATION                                              12

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults in Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES                                                                 13

                         MICROCIDE PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                     March 31,     December 31,
                                                        2000           1999
                                                    ------------   ------------
                                                    (Unaudited)     (Note)
ASSETS

Current assets:
  Cash and cash equivalents                          $    4,704     $    5,660
  Short-term investments                                 16,230         19,208
  Receivables, prepaid expenses and other
     current assets                                       1,159            443
                                                    ------------   ------------
Total current assets                                     22,093         25,311

Property and equipment, net                               7,204          7,592

Other assets                                                923            928
                                                    ------------   ------------

Total assets                                         $   30,220      $  33,831
                                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $      356     $      358
  Accrued compensation                                      854            984
  Current portion of notes payable                        1,486          1,440
  Deferred revenue                                           26            387
  Other accrued liabilities                                 686            695
                                                    ------------   ------------
Total current liabilities                                 3,408          3,864

Long-term portion of notes payable                        1,522          1,907
Accrued rent                                                239            257

Stockholders' equity:
  Common stock                                           67,888         67,112
  Accumulated deficit                                   (42,763)       (39,243)
  Accumulated other comprehensive loss                      (74)           (66)
                                                    ------------   ------------

Total stockholders' equity                               25,051         27,803
                                                    ------------   ------------

Total liabilities and stockholders' equity           $   30,220     $   33,831
                                                    ============   ============


NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                         2000         1999
                                                     -----------   -----------
Revenues:
  Research revenues                                     $ 1,133     $   2,393
  License, milestone and other revenues                     ---           299
                                                     -----------   -----------
       Total revenues                                     1,133         2,692

Operating expenses:
  Research and development                                4,057         4,748
  General and administrative                                842         1,005
                                                     -----------   -----------
       Total operating expenses                           4,899         5,753
                                                     -----------   -----------

Loss from operations                                     (3,766)       (3,061)

Interest and other income, net                              246           338
                                                     -----------   -----------
       Net loss                                         $(3,520)    $  (2,723)
                                                     ===========   ===========


Basic and diluted net loss per share                    $ (0.31)    $   (0.25)
                                                     ===========   ===========

Weighted-average shares used in computing basic
   and diluted net loss per share                        11,213        11,026




                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                Increase (decrease) in cash and cash equivalents
                                   (unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                                      ----------------------
                                                                        2000         1999
                                                                      ----------  ----------
Cash flows used in operating activities:
Net loss                                                              $ (3,520)   $ (2,723)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                              597         694
Amortization of deferred compensation                                      ---         126
Accrued rent                                                               (18)        113
Changes in assets and liabilities:
   Receivables, prepaid expenses and other current assets                 (716)     (1,520)
   Other assets                                                              5         (16)
   Accounts payable                                                         (2)       (237)
   Accrued compensation and other accrued liabilities                     (139)        (97)
   Deferred revenue                                                       (361)         64
                                                                      ----------  ----------

Net cash used in operating activities                                   (4,154)     (3,596)
                                                                      ----------  ----------

Cash flows used in investing activities:

Purchase of short-term investments                                      (2,030)     (6,174)
Maturities of short-term investments                                     5,000       7,300
Capital expenditures                                                      (209)       (232)
                                                                      ----------  ----------

Net cash provided by (used in) investing activities                      2,761         894
                                                                      ----------  ----------

Cash flows from financing activities:

Principal payments on notes payable                                       (339)       (216)
Net proceeds from issuance of common stock                                 776           1
                                                                      ----------  ----------

Net cash used in financing activities                                      437        (215)
                                                                      ----------  ----------

Net decrease in cash and cash equivalents                                 (956)     (2,917)
Cash and cash equivalents, beginning of period                           5,660       7,794
                                                                      ----------  ----------
Cash and cash equivalents, end of period                              $  4,704    $  4,877
                                                                      ==========  ==========

Supplemental disclosure of cash flow information:

Income taxes paid                                                     $      1    $      1
                                                                      ==========  ==========
Interest paid                                                         $     77    $     71
                                                                      ==========  ==========

                        See Notes to Condensed Financial Statements.

                                             -5-

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

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

         This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.       Net Loss per Share

         Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,620,499 and 1,589,205 shares for 2000 and 1999, respectively, related to outstanding options not included above (as determined using the treasury stock method at the estimated average market value).

3.       Comprehensive Loss

         Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, is included in accumulated other comprehensive income (loss). Comprehensive income (loss) for years ended December 31, 1999, 1998 and 1997 has been reflected in the Statement of Stockholders' Equity.

4.       Revenue Recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. The Company has completed its assessment of the impact of SAB 101 and does not expect that the implementation of SAB 101 will have a material effect.

5.       Subsequent Events

         In May 2000, the Company signed a new agreement with Daiichi Pharmaceutical Co., Ltd. for joint research to discover and develop inhibitors that will overcome the effect of efflux pumps in Pseudomonas aeruginosa. The agreement provides for payments to Microcide for research and development costs for a one-year term, as well as potential milestone payments and royalties on worldwide sales of any products resulting from this collaboration. The Company has retained product co-promotion rights for North America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         As  part  of  the  Company's  strategy  to  enhance  its  research  and development capabilities and to fund, in part, its capital requirements, Microcide entered into collaborative agreements with three major pharmaceutical companies. Pursuant to the Company's collaborative agreements with Johnson & Johnson ("J&J"), Daiichi and Pfizer (the "Collaborative Agreements"), the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs. In addition, the Company has derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

         Through March 31, 2000, the Company had received in the aggregate $49.9 million in license fees, milestone payments and research support payments under the Collaborative Agreements. The funded research portion of the Collaborative Agreements with Daiichi and J&J concluded at the end of the first and fourth quarters of 1999, respectively. In November 1999, J&J commenced Phase I clinical trials of the cephalosporin compound developed during the Microcide-J&J Gram-positive research collaboration. In February 2000, the November 1995 Daiichi agreement was amended to focus primarily on identifying and advancing additional efflux pump inhibitor compounds for pre-clinical development. In addition, the amendment adjusted the provisions regarding milestones and royalties. In May 2000, the Company and Daiichi signed a new joint research agreement whereby Daiichi will provide research support payments for discovering and developing inhibitors that will overcome the effect of efflux pumps in Pseudomonas aeruginosa (see Subsequent Events). The March 1996 Pfizer agreement was amended and funding for the fifth year effective March 2000 is at a lower amount. Assuming that the Daiichi and Pfizer Agreements are not terminated prior to their scheduled expiration dates, the Company will be entitled to receive an additional $5.1 million in research support payments.

         In the event that the Company and its collaborators achieve the specified research and product development milestones, it will be entitled to receive milestone payments as follows: up to $16.5 million for the first product and up to $15.5 million for each additional product developed pursuant to the J&J Agreements, up to $13.0 million for each product developed pursuant to the Daiichi Agreements and up to $32.5 million for each product developed pursuant to the Pfizer Agreements. The Pfizer Animal Health collaboration provides for a lower level of milestone payments than those applicable to human health applications. Receipt of these milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. While the Collaborative Agreements provide for royalty payments on future products that may result, the Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

         Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the Collaborative Agreements. The Company expects to continue to incur operating losses in the future.

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, the successful development and commercialization of drugs and the receipt of royalties thereon or sales revenue therefrom, and the period of time for which the Company's existing financial resources, interest income and future payments under Collaborative Agreements will be sufficient to enable the Company to maintain current and planned operations, the continuation of the Company's Collaborative Agreements with its strategic partners, the potential impact of any latent Year 2000 issues and the market risk of the Company's investments. Such forward-looking statements involve risks and uncertainties, including, without limitation, the following. There is no assurance that any compounds discovered will successfully proceed through pre-clinical development and clinical trials, obtain requisite regulatory approvals for marketing or result in a commercially useful product. There is no assurance that the Company will successfully continue existing corporate collaborations. There is no assurance that any development candidates will be identified, that any selected development candidates will proceed through pre-clinical trials or will prove safe and effective for treatment of humans or animals in clinical trials. There is no assurance that the identification, selection, manufacture, pre-clinical testing, and clinical testing of
development   candidates   will  not  take   substantially   longer  or  not  be
substantially more expensive than contemplated by the Company. There is no assurance that the Company will be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products. There is no assurance that any latent Year 2000 issues will not have a material impact on the Company. For a discussion of other risks and uncertainties affecting the Company's business, see the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company's actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements as a result of these or other factors.

Results of Operations

Three Months Ended March 31, 2000 and March 31, 1999

Revenues. Total revenues for the first quarter of 2000 were $1.1 million, a decrease from $2.7 million in revenues recognized in the first quarter of 1999. Revenues were largely derived from the corporate partnership with Pfizer. The decline in comparative revenues during this period was due primarily to the conclusion of the funded research portion of collaborations with Daiichi (see Subsequent Events) and J&J in March 1999 and December 1999, respectively.

Research and Development Expenses. Research and development expenses for the first quarter decreased from $4.7 million in 1999 to $4.0 million in 2000. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount, lower spending for research supplies and materials, and lower research support expenses associated with the Company's antiviral discovery program with Iconix.

General and Administrative Expenses. General and administrative expenses for the first quarter decreased from $1.0 million in 1999 to $842,000 in 2000. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount and lower outside service costs.

Interest Income, net. Interest income for the first quarter decreased from $405,000 in 1999 to $321,000 in 2000, primarily due to a decrease in average cash balances. Interest expense for the first quarter of 2000 increased slightly primarily due to additional debt financing of $435,000 in December 1999.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and contract research and through equipment financing. As of March 31, 2000, the Company had received $65.6 million from the sale of equity and $49.9 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

         Cash, cash equivalents and short-term investments at March 31, 2000 were $20.9 million compared to $24.9 million at December 31, 1999. The decrease during the first three months of 2000 was due primarily to cash used by operations of $4.2 million, $209,000 in capital expenditures and $339,000 utilized in financing activities, mainly principal payments on the Company's equipment financing arrangement. This was partially offset by $776,000 in net proceeds from the issuance of common stock from the exercise of stock options.

         The Company expects that its existing capital resources, interest income and future payments due under the Collaborative Agreements will enable the Company to maintain current and planned operations at least through 2001. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including other collaborative arrangements, and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any such equity financing could result in dilution to the Company's then-existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research programs.

Impact of Year 2000

         In prior periods, the Company has discussed its plans and status relating to potential computer system malfunctions relating to the "Year 2000" issue, whereby computer systems would not be able to distinguish between dates in the 20th century versus the 21st century. In late 1999, the Company completed its assessment, repair, upgrade and replacement of its computer systems and research equipment, as well as an analysis of the readiness of third parties with whom the Company interacts. As a result of its planning and remediation efforts, the Company experienced no significant disruptions in its information technology and non-information technology systems and believes that those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its computer systems or research equipment with embedded chips or software. The Company will continue to monitor its information technology systems and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Management does not believe that any latent Year 2000 changes will have a material impact on its business, financial condition or results of operations. To date, costs related to the Year 2000 issues have not been material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

Interest Rate Sensitivity

         The fair value of the Company's investments in marketable securities at March 31, 2000 was $18.3 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

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

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

    (a)      The following exhibits have been filed with this report:

             10.29*  Amendment   to  Joint   Research   Agreement   between  the
                     Registrant and Daiichi Pharmaceutical Co., Ltd. dated February 4, 2000.

             10.30* Amendment to Collaborative Research Agreement between the Registrant and Pfizer Inc. dated March 1, 2000.

             27.1    Financial Data Schedule

    (b)      Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 2000.

     * To be filed by amendment.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 2000




                   MICROCIDE PHARMACEUTICALS, INC.
                   ------------------------------
                   (Registrant)



                    /s/  James E. Rurka
                   --------------------
                   President, Chief Executive Officer,
                   Acting Chief Financial Officer and Director
                   (principal executive officer and principal financial officer)