Form 10-Q/A
period 2000-03-31
MICROCIDE PHARMACEUTICALS INC
filed 2000-06-19
CIK 1010915

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


         Through March 31, 2000, the Company had received in the aggregate $49.9 million in license fees, milestone payments and research support payments under the Collaborative Agreements. The funded research portion of the Collaborative Agreements with Daiichi and J&J concluded at the end of the first and fourth quarters of 1999, respectively. In November 1999, J&J commenced Phase I clinical trials of the cephalosporin compound developed during the Microcide-J&J Gram-positive research collaboration. In February 2000, the November 1995 Daiichi agreement was amended to focus on advancing a particular class of efflux pump inhibitor compounds for pre-clinical development. In May 2000, the Company and Daiichi signed a new joint research agreement whereby Daiichi will provide research support payments for discovering and developing inhibitors that will overcome the effect of efflux pumps in Pseudomonas aeruginosa (see Subsequent Events). The March 1996 Pfizer agreement was amended and funding for the fifth year effective March 2000 is at a lower amount. Assuming that the Daiichi and Pfizer Agreements are not terminated prior to their scheduled expiration dates, the Company will be entitled to receive an additional $5.1 million in research support payments.


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

Dated:   June 19, 2000




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