Form 10-Q
period 2000-06-30
MICROCIDE PHARMACEUTICALS INC
filed 2000-08-14
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  Yes _X_   No ___

Number of shares of Common Stock, no par value, outstanding as of July 31, 2000:
11,343,381

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                  JUNE 30, 2000

                                                                           PAGE
                                                                          NUMBER

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Condensed Balance Sheets as of June 30, 2000                         3
          and December 31, 1999

          Condensed Statements of Operations for the three and six
          months ended June 30, 2000 and June 30, 1999                         4

          Condensed Statements of Cash Flows for the six months
          ended June 30, 2000 and June 30, 1999                                5

          Notes to Condensed Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          12


PART II   OTHER INFORMATION                                                   13

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults in Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                    15

                                  MICROCIDE PHARMACEUTICALS, INC.

                                      CONDENSED BALANCE SHEETS
                                           (in thousands)


                                                               June 30,              December 31,
                                                                 2000                    1999
                                                             -----------             ------------
                                                             (Unaudited)                (Note)
ASSETS

Current assets:
  Cash and cash equivalents                                    $  4,209               $  5,660
  Short-term investments                                         14,914                 19,208
  Receivables, prepaid expenses and other current assets          1,071                    443
                                                               --------               --------
Total current assets                                             20,194                 25,311

Property and equipment, net                                       6,711                  7,592

Other assets                                                        921                    928
                                                               --------               --------

Total assets                                                   $ 27,826               $ 33,831
                                                               ========               ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $    478               $    358
  Accrued compensation                                              976                    984
  Current portion of notes payable                                1,522                  1,440
  Deferred revenue                                                1,043                    387
  Other accrued liabilities                                         718                    695
                                                               --------               --------
Total current liabilities                                         4,737                  3,864

Long-term portion of notes payable                                1,127                  1,907
Accrued rent                                                        226                    257

Stockholders' equity:
  Common stock                                                   68,010                 67,112
  Accumulated deficit                                           (46,214)               (39,243)
  Accumulated other comprehensive loss                              (60)                   (66)
                                                               --------               --------

Total stockholders' equity                                       21,736                 27,803
                                                               --------               --------

Total liabilities and stockholders' equity                     $ 27,826               $ 33,831
                                                               ========               ========

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


                  See Notes to Condensed Financial Statements.

                                          MICROCIDE PHARMACEUTICALS, INC.

                                         CONDENSED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share amounts)
                                                    (unaudited)


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                               -------------------------------      ------------------------------
                                                   2000              1999               2000              1999
                                               --------------    -------------      -------------    -------------
Revenues:
  Research revenues                             $  1,521           $  1,545           $  2,654           $  3,938
  Other revenues                                    --                 --                 --                  299
                                                --------           --------           --------           --------
       Total revenues                              1,521              1,545              2,654              4,237

Operating expenses:
  Research and development                         4,112              4,457              8,169              9,205
  General and administrative                       1,083                979              1,925              1,984
                                                --------           --------           --------           --------
       Total operating expenses                    5,195              5,436             10,094             11,189
                                                --------           --------           --------           --------

Loss from operations                              (3,674)            (3,891)            (7,440)            (6,952)

Interest and other income, net                       223                248                469                587
                                                --------           --------           --------           --------
       Net loss                                 $ (3,451)          $ (3,643)          $ (6,971)          $ (6,365)
                                                ========           ========           ========           ========

Basic and diluted net loss per share            $  (0.31)          $  (0.33)          $  (0.62)          $  (0.58)
                                                ========           ========           ========           ========

Shares used in computing
   basic and diluted net loss per share           11,309             11,078             11,261             11,052


                                    See Notes to Condensed Financial Statements.


                                    MICROCIDE PHARMACEUTICALS, INC.

                                  CONDENSED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                           Increase (decrease) in cash and cash equivalents
                                              (unaudited)

                                                                        Six Months Ended
                                                                             June 30,
                                                              ---------------------------------------
                                                                   2000                    1999
                                                              ----------------        ---------------
Cash flows used in operating activities:
Net loss                                                          $ (6,971)              $ (6,365)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                        1,260                  1,396
Amortization of deferred compensation                                 --                      251
Accrued rent                                                           (31)                   102
Changes in assets and liabilities:
   Receivables, prepaid expenses and other current assets             (628)                (1,831)
   Other assets                                                          7                     42
   Accounts payable                                                    120                   (482)
   Accrued compensation and other accrued liabilities                   15                    (71)
   Deferred revenue                                                    656                     37
                                                                  --------               --------

Net cash used in operating activities                               (5,572)                (6,921)
                                                                  --------               --------

Cash flows used in investing activities:
Purchase of short-term investments                                  (6,700)               (16,212)
Maturities of short-term investments                                11,000                 25,907
Capital expenditures                                                  (379)                  (403)
                                                                  --------               --------

Net cash provided by investing activities                            3,921                  9,292
                                                                  --------               --------

Cash flows from financing activities:
Principal payments on notes payable                                   (698)                  (513)
Net proceeds from issuance of common stock                             898                     91
                                                                  --------               --------

Net cash provided by (used in) financing activities                    200                   (422)
                                                                  --------               --------

Net increase (decrease) in cash and cash equivalents                (1,451)                 1,949
Cash and cash equivalents, beginning of period                       5,660                  7,794
                                                                  --------               --------
Cash and cash equivalents, end of period                          $  4,209               $  9,743
                                                                  ========               ========

Supplemental disclosure of cash flow information:
Interest paid                                                     $    143               $    189
                                                                  ========               ========

                             See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)


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

2.   Net Loss per Share

         Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,706,304 and 1,513,148 shares for 2000 and 1999, respectively, related to outstanding options not included above (as determined using the treasury stock method at the estimated average market value).

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

4.   Revenue Recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by December 31, 2000. The Company is in the process of assessing the impact of SAB 101 and does not expect that the implementation of SAB 101 will have a material effect.

5.   Subsequent Events

         In August 2000, Iconix Pharmaceuticals, Inc. ("Iconix"), a biotechnology company in which Microcide held approximately a 32% interest, announced that it had entered into a strategic relationship with Motorola's BioChip Systems unit to enable the creation of a next-generation chemical genomic database. The partnership includes a multiyear agreement under which Iconix will validate the beta release of Motorola's new CodeLink(TM) Expression System and then become one of the first high volume users of the system. As part of the relationship, Motorola has made an equity investment in Iconix and received rights to distribute the resulting Iconix ChemExpress(TM) product, a large-scale database that connects gene expression profiles, chemicals and biological activities within a flexible informatics system, as a part of future BioChip System solutions. This investment reduced Microcide's holdings in Iconix to approximately 29%.

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

         Through June 30, 2000, the Company had received in the aggregate $52.0 million in license fees, milestone payments and research support payments under the Collaborative Agreements. The funded research portion of the Collaborative Agreements with Daiichi and J&J concluded at the end of the first and fourth quarters of 1999, respectively. In November 1999, J&J commenced Phase I clinical trials of the cephalosporin compound developed during the Microcide-J&J Gram-positive research collaboration. In February 2000, the November 1995 Daiichi agreement was amended to focus on advancing a particular class of efflux pump inhibitor compounds for pre-clinical development. The March 1996 Pfizer agreement was amended effective March 2000, and funding for the fifth year is at a reduced amount.

         In May 2000, the Company and Daiichi signed a new joint research agreement for a one year term whereby Daiichi will provide research support payments for discovering and developing inhibitors that will overcome the effect of efflux pumps in Pseudomonas aeruginosa. The Company also signed an agreement with Coelacanth Corporation for joint research, in which Coelacanth will provide novel libraries of compounds for screening in a broad range of Microcide assays directed at the identification of innovative antiviral, antifungal and antibacterial therapeutic agents. The agreement gives the Company worldwide rights to develop compounds that emerge from the collaboration, while Coelacanth will receive development milestone payments and royalties on product sales. Assuming that the Daiichi and Pfizer Agreements are not terminated prior to their scheduled expiration dates, the Company will be entitled to receive an additional $2.9 million in research support payments.

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

          The Company has incurred substantial losses in the past and expects to continue to incur operating losses over the next several years. Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the Collaborative Agreements. Fluctuations in the Company's operating results and market conditions for biotechnology stocks in general could have a significant impact on the volatility of the market price for the common stock and on the future price of the common stock. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. The market price of the common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile.

         The biotechnology industry is highly competitive, and new developments are occurring at an increasing pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Many competitors have substantially greater financial, technical and personnel resources than the Company has. Although the Company believes that it has identified new and distinct approaches to drug discovery, there are other companies with drug discovery programs, at least some of the objectives of which are the same as or similar to the Company's. Competing technologies may be developed which would render the Company's technologies obsolete or non-competitive.

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

Results of Operations

Three Months Ended June 30, 2000 and June 30, 1999

Revenues. Total revenues for the second quarter of 2000 were $1.5 million, the same as in the second quarter of 1999. Revenues were largely derived from the corporate collaborations with Pfizer and Daiichi. The decline in comparative revenues from J&J and Pfizer is offset by an increase in research support revenues from the new joint research agreement with Daiichi and contract research revenues from other companies funding exploratory research.

Research and Development Expenses. Research and development expenses for the second quarter decreased from $4.5 million in 1999 to $4.1 million in 2000. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount and lower spending for outside services. Research and development expenses are not expected to materially change in the third quarter.

General and Administrative Expenses. General and administrative expenses for the second quarter were $1.1 million, approximately the same as the first quarter of 1999.

Interest Income, net. Interest income for the second quarter decreased from $365,000 in 1999 to $288,000 in 2000, primarily due to a decrease in average cash balances. Interest expense for the second quarter of 2000 decreased from $117,000 in the second quarter of 1999 to $66,000 in the second quarter of 2000 primarily due to the declining balance on an equipment financing loan.

Six Months Ended June 30, 2000 and June 30, 1999

Revenues. Total revenues for the first half of 2000 were $2.7 million, a decrease from $4.2 million in revenues recognized in the first half of 1999. Revenues were largely derived from the corporate collaborations with Pfizer and Daiichi. The decline in comparative revenues from Daiichi, J&J and Pfizer is offset by an increase in research support revenues from the new joint research agreement with Daiichi and contract research revenues from other companies funding exploratory research.

Research and Development Expenses. Research and development expenses for the first half of 2000 decreased from $9.2 million in 1999 to $8.2 million in 2000. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount, lower research support expenses associated with the Company's antiviral discovery program with Iconix and lower spending for research supplies and outside services.

General and Administrative Expenses. General and administrative expenses for the first half of 2000 decreased from $2.0 million in 1999 to $1.9 million in 2000. The decrease was due primarily to lower compensation expenses resulting from a reduction in headcount.

Interest Income, net. Interest income for the first half of 2000 decreased from $770,000 in 1999 to $610,000 in 2000, primarily due to a decrease in average cash balances. Interest expense for the first half of 2000 decreased from $188,000 in 1999 to $143,000 in 2000 primarily due to the declining balance on an equipment financing loan.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and contract research and through equipment financing. As of June 30, 2000, the Company had received $65.7 million from the sale of equity and $52.0 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

         Cash, cash equivalents and short-term investments at June 30, 2000 were $19.1 million compared to $24.9 million at December 31, 1999. The decrease during the first half of 2000 was due primarily to cash used by operations of $5.6 million, $379,000 in capital expenditures and $698,000 utilized in financing activities, mainly principal payments on the Company's equipment financing arrangement. This was partially offset by $898,000 in net proceeds from the issuance of common stock from the exercise of stock options.

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

         As of June 30, 2000, the Company is not aware of any material problems resulting from Year 2000 issues, either with its computer systems or research equipment with embedded chips or software. The Company will continue to monitor its information technology systems and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Management does not believe that any latent Year 2000 changes will have a material adverse impact on the Company's financial condition or results of operations. To date, costs related to the Year 2000 issues have not been material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

Interest Rate Sensitivity

             The  fair  value  of  the  Company's   investments   in  marketable
securities at June 30, 2000 was $17.6 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

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

         None.

Item 3.  Defaults in Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Microcide Pharmaceuticals, Inc. was held on June 15, 2000.

         (b) The following Class I Directors were elected to serve for a term of three years to expire at the Company's 2003 Annual Meeting of
         Stockholders:

         Name                        Position                Term Expires
         -----------------------     -------------------     ------------
         Daniel L. Kisner, M.D.      Class I Director             2003
         David Schnell, M.D.         Class I Director             2003
         Mark B. Skaletsky           Class I Director             2003


         The following Class II and III Directors continue to serve their respective terms which expire at the Company's Annual Meeting of Stockholders in the year as noted:

         Name                                    Position           Term Expires
         ----------------------------   --------------------------  ------------
         Keith A. Bostian, Ph.D.        Class III Director                2002
         Hugh Y. Rienhoff, Jr., M.D.    Class II Director                 2001
         James E. Rurka                 Class III Director                2002
         John P. Walker                 Chairman, Class II Director       2001

         (c) The matters voted upon at the meeting and the voting results were as follows:

          (i) The election of three Class I Directors for a term of three years:

           Name                        For         Against          Not Voted
           ---------------------   -----------   -----------        ---------
           Daniel L. Kisner, M.D.   8,828,240      394,849          2,070,178
           David Schnell, M.D.      8,826,696      396,393          2,070,178
           Mark B. Skaletsky        8,821,009      402,080          2,070,178

          (ii) Approval of amendment  to the  Company's  1993 Amended  Incentive
               Stock Plan, increasing the number of shares of Common Stock reserved for issuance from 2,580,000 to 3,030,000:

                 For            Against            Abstain        Not Voted
            --------------    -------------      ------------     ---------
              8,540,631         671,519             10,939        2,070,178

          (iii)Ratification   of  the  appointment  of  Ernst  &  Young  LLP  as
               independent auditors for the fiscal year ending December 31, 2000:

                 For            Against            Abstain        Not Voted
            --------------    -------------      ------------     ---------
               9,205,342         8,187              9,560         2,070,178

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits have been filed with this report:

         10.31 Research Agreement by and between the Registrant and Daiichi Pharmaceutical Co., Ltd. dated May 8, 2000.

         27.1  Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 14, 2000



                              MICROCIDE PHARMACEUTICALS, INC.
                              -------------------------------
                              (Registrant)



                               /s/  James E. Rurka
                              ------------------------------------------------
                              James E. Rurka
                              President, Chief Executive Officer and Director, (principal executive officer)


                               /s/  Donald D. Huffman
                              ------------------------------------------------
                              Donald D. Huffman
                              Vice President, Finance and Corporate Development, Chief Financial Officer
                              (principal financial and accounting officer)