Form 10-Q
period 2000-09-30
MICROCIDE PHARMACEUTICALS INC
filed 2000-11-14
CIK 1010915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   Yes _X_ No ___

Number of shares of Common Stock, no par value, outstanding as of October 31, 2000: 11,409,322

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 2000


                                                                           PAGE
                                                                          NUMBER


PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Notes (unaudited)

        Condensed Balance Sheets as of September 30, 2000
        and December 31, 1999                                              3

        Condensed Statements of Operations for the three and nine
        months ended September 30, 2000 and September 30, 1999             4

        Condensed Statements of Cash Flows for the nine months
        ended September 30, 2000 and September 30, 1999                    5

        Notes to Condensed Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

Item 3. Quantitative and Qualitative Disclosures about Market Risk        12


PART II OTHER INFORMATION                                                 13

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults in Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES                                                                14

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                      CONDENSED BALANCE SHEETS
                                                           (in thousands)

                                                                                                  September 30,         December 31,
                                                                                                      2000                 1999
                                                                                                    --------             --------
                                                                                                  (Unaudited)             (Note)
ASSETS

Current assets:
  Cash and cash equivalents                                                                         $  2,785             $  5,660
  Short-term investments                                                                              12,439               19,208
  Receivables, prepaid expenses and other current assets                                               1,084                  443
                                                                                                    --------             --------
Total current assets                                                                                  16,308               25,311

Property and equipment, net                                                                            6,239                7,592

Other assets                                                                                             857                  928
                                                                                                    --------             --------

Total assets                                                                                        $ 23,404             $ 33,831
                                                                                                    ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                  $    519             $    358
  Accrued compensation                                                                                 1,053                  984
  Current portion of notes payable                                                                     1,559                1,440
  Deferred revenue                                                                                      --                    387
  Other accrued liabilities                                                                              779                  695
                                                                                                    --------             --------
Total current liabilities                                                                              3,910                3,864

Long-term portion of notes payable                                                                       723                1,907
Accrued rent                                                                                             263                  257

Stockholders' equity:
  Common stock                                                                                        68,296               67,112
  Accumulated deficit                                                                                (49,777)             (39,243)
  Accumulated other comprehensive loss                                                                   (11)                 (66)
                                                                                                    --------             --------

Total stockholders' equity                                                                            18,508               27,803
                                                                                                    --------             --------

Total liabilities and stockholders' equity                                                          $ 23,404             $ 33,831
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

                                            See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                             (unaudited)

                                                                        Three Months Ended                   Nine Months Ended
                                                                           September 30,                       September 30,
                                                                     --------------------------          --------------------------
                                                                       2000              1999              2000              1999
                                                                     --------          --------          --------          --------
Revenues:
  Research revenues                                                  $  1,454          $  1,560          $  4,108          $  5,498
  Other revenues                                                         --                  32              --                 331
                                                                     --------          --------          --------          --------
       Total revenues                                                   1,454             1,592             4,108             5,829

Operating expenses:
  Research and development                                              3,985             4,044            12,154            13,249
  General and administrative                                            1,242             1,103             3,167             3,087
                                                                     --------          --------          --------          --------
       Total operating expenses                                         5,227             5,147            15,321            16,336
                                                                     --------          --------          --------          --------

Loss from operations                                                   (3,773)           (3,555)          (11,213)          (10,507)

Interest and other income, net                                            210               261               679               848
                                                                     --------          --------          --------          --------
       Net loss                                                      $ (3,563)         $ (3,294)         $(10,534)         $ (9,659)
                                                                     ========          ========          ========          ========


Basic and diluted net loss per share                                 $  (0.31)         $  (0.30)         $  (0.93)         $  (0.87)
                                                                     ========          ========          ========          ========

Weighted-average shares used in computing
   basic and diluted net loss per share                                11,354            11,105            11,292            11,069


                                            See Notes to Condensed Financial Statements.

                                                   MICROCIDE PHARMACEUTICALS, INC.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)
                                                 Change in cash and cash equivalents

                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                    -------------------------------
                                                                                                      2000                   1999
                                                                                                    --------               --------
Cash flows used in operating activities:
Net loss                                                                                            $(10,534)              $ (9,659)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                                                          1,926                  2,075
Amortization of deferred compensation                                                                   --                      377
Accrued rent                                                                                               6                    103
Changes in assets and liabilities:
   Receivables, prepaid expenses and other current assets                                               (641)                (1,135)
   Other assets                                                                                           71                     41
   Accounts payable                                                                                      161                   (397)
   Accrued compensation and other accrued liabilities                                                    153                    296
   Deferred revenue                                                                                     (387)                    26
                                                                                                    --------               --------

Net cash used in operating activities                                                                 (9,245)                (8,273)
                                                                                                    --------               --------

Cash flows from investing activities:
Purchase of short-term investments                                                                    (7,676)               (24,231)
Maturities of short-term investments                                                                  14,500                 34,407
Capital expenditures                                                                                    (573)                  (498)
                                                                                                    --------               --------

Net cash provided by investing activities                                                              6,251                  9,678
                                                                                                    --------               --------

Cash flows from financing activities:
Principal payments on notes payable                                                                   (1,065)                  (817)
Net proceeds from issuance of common stock                                                             1,184                    101
                                                                                                    --------               --------

Net cash provided by (used in) financing activities                                                      119                   (716)
                                                                                                    --------               --------

Net (decrease) increase  in cash and cash equivalents                                                 (2,875)                   689
Cash and cash equivalents, beginning of period                                                         5,660                  7,794
                                                                                                    --------               --------
Cash and cash equivalents, end of period                                                            $  2,785               $  8,483
                                                                                                    ========               ========

Supplemental disclosure of cash flow information:
Interest paid                                                                                       $    202               $    270
                                                                                                    ========               ========

                                            See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)


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

2.       Net Loss per Share

         Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive. Had the Company been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,582,782 and 1,663,176 shares for 2000 and 1999, respectively, related to outstanding options not included above (as determined using the treasury stock method at the estimated average market value).

3.       Comprehensive Loss

         Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, are included in accumulated other comprehensive income
(loss).

4.       Recently Issued Accounting Standards

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

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which contains rules designed to clarify the application of APB 25 with respect to stock-related compensation. FIN 44 is effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

5.       Subsequent Events

         In November 2000, the Company announced the signing of a research collaboration and license agreement with Schering-Plough Animal Health, for joint research to discover and develop improved veterinary antimicrobial drugs using Microcide's technology and knowledge of bacterial efflux pumps and other resistance mechanisms that limit drug effectiveness. Under terms of the agreement, Schering-Plough Animal Health will have worldwide rights to products resulting from the collaboration. The Company will receive an upfront payment and research support payments over a two-year period and milestone and royalty payments on products emerging from the collaboration.

         The Company also recently announced that Pfizer Animal Health notified the Company of its decision to extend the Collaborative Research Agreement dated January 1999 for an additional year, beginning January 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         As  part  of  the  Company's  strategy  to  enhance  its  research  and development capabilities and to fund, in part, its capital requirements, Microcide entered into collaborative agreements with four major pharmaceutical companies. Pursuant to the Company's collaborative agreements with R.W. Johnson Pharmaceutical Research Institute, a Johnson & Johnson company ("RWJPRI"), Daiichi Pharmaceutical Co. ("Daiichi"), Pfizer Inc. ("Pfizer") and Schering-Plough Animal Health Corporation ("SPAH") (the "Collaborative Agreements"), the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs. In addition, the Company has derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

         Through September 30, 2000, the Company had received in the aggregate $52.8 million in license fees, milestone payments and research support payments under the Collaborative Agreements. The funded research portion of the Collaborative Agreements with Daiichi and RWJPRI concluded at the end of the first and fourth quarters of 1999, respectively. In November 1999, RWJPRI commenced Phase I clinical trials of our cephalosporin compound RWJ 54428 (MC-02,479) developed during the Microcide-RWJPRI Gram-positive research collaboration. While progress was made during the quarter in the RWJPRI-sponsored Phase I clinical trials involving this compound, analysis of data from three separate Phase I protocols indicates the need for additional studies to address local irritation at the injection site observed in some subjects. This decision will extend completion of the current Phase I trials for this compound beyond year-end 2000. In addition, work continues on a second Microcide cephalosporin compound, RWJ 333441 (MC-04,546), in pre-clinical development with RWJPRI.

         In February 2000, the November 1995 Daiichi agreement was amended to focus on advancing a particular class of efflux pump inhibitor compounds for pre-clinical development. The March 1996 Pfizer agreement was amended effective March 2000, and funding for the fifth year is at a reduced amount. In May 2000, the Company and Daiichi signed a new joint research agreement for a one year term whereby Daiichi will provide research support payments for discovering and developing inhibitors that will overcome the effect of efflux pumps in Pseudomonas aeruginosa. The Company also signed an agreement in May 2000 with Coelacanth Corporation for joint research, in which Coelacanth will provide novel libraries of compounds for screening in a broad range of Microcide assays directed at the identification of innovative antiviral, antifungal and antibacterial therapeutic agents. In November 2000, the Company announced the signing of a research collaboration and license agreement with SPAH. The joint research effort will use Microcide's technology and knowledge of bacterial efflux pumps and other resistance mechanisms (see Subsequent Events). The Company also recently announced that Pfizer Animal Health notified the Company of its decision to extend the Collaborative Research Agreement dated January 1999 for an additional year, beginning January 2001.

         In the event that the Company and its collaborators achieve the specified research and product development milestones, it will be entitled to receive milestone payments as follows: up to $16.5 million for the first product and up to $15.5 million for each additional product developed pursuant to the RWJPRI Agreements, up to $13.0 million for each product developed pursuant to the Daiichi Agreements and up to $32.5 million for each product developed pursuant to the Pfizer Agreements. The Pfizer Animal Health and SPAH collaborations provide for a lower level of milestone payments than those applicable to human health applications. Receipt of the above milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. While the Collaborative Agreements provide for royalty payments on future products that may result, the Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

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

         The biotechnology industry is highly competitive, and new developments are occurring at an increasing pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Many competitors have substantially greater financial, technical and personnel resources than the Company. Although the Company believes that it has identified new and distinct approaches to drug discovery, there are other companies with drug discovery programs, at least some of the objectives of which are the same as or similar to the Company's. Competing technologies may be developed which would render the Company's technologies obsolete or non-competitive.

         This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to the potential receipt of additional research support payments, milestone payments and royalties from the Company's collaborative partners, the successful development and commercialization of drugs and the receipt of royalties thereon or sales revenue therefrom, and the period of time for which the Company's existing financial resources, interest income and future payments under Collaborative Agreements will be sufficient to enable the Company to maintain current and planned operations, the continuation of the Company's Collaborative Agreements with its strategic partners, the potential impact of any latent Year 2000 issues and the market risk of the Company's investments. Such forward-looking statements involve risks and uncertainties, including, without limitation, the following. There is no assurance that any compounds discovered will successfully proceed through pre-clinical development and clinical trials, obtain requisite regulatory approvals for marketing or result in a commercially useful product. There is no assurance that the Company will successfully continue existing corporate collaborations or enter into further collaborations with respect to any of its internally funded research programs or that current collaborators will elect to proceed through the various stages of clinical development as currently anticipated or on the same schedule as we would proceed if we were conducting such trials independently. There is no assurance that any development candidates will be identified, that any selected development candidates will proceed through pre-clinical trials or will prove safe and effective for treatment of humans or animals in clinical trials. There is no assurance that the identification, selection, manufacture, pre-clinical testing, and clinical testing of development candidates will not take substantially longer or not be substantially more expensive than contemplated by the Company. There is no assurance that the Company will be able to obtain on a timely basis government regulatory clearance required for clinical testing, manufacturing, and marketing of its products. There is no assurance that any latent Year 2000 issues will not have a material impact on the Company. For a discussion of other risks and uncertainties affecting the Company's business, see the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company's actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements as a result of these or other factors.

Results of Operations

Three Months Ended September 30, 2000 and September 30, 1999

Revenues. Total revenues for the third quarter of 2000 were $1.5 million, as compared to $1.6 million in the third quarter of 1999. Revenues were largely derived from the corporate collaborations with Pfizer, Pfizer Animal Health and Daiichi. The decline in comparative revenues from RWJPRI and Pfizer was offset by an increase in research support revenues from the joint research agreement signed in May 2000 with Daiichi and contract research revenues from other companies funding exploratory research.

Research and Development Expenses. Research and development expenses for the third quarters were approximately the same in both 2000 and 1999 at $4.0 million.

General and Administrative Expenses. General and administrative expenses for the third quarter increased slightly from $1.1 million in 1999 to $1.2 million in 2000, due primarily to higher expense for outside services.

Interest Income, net. Interest income for the third quarter decreased from $343,000 in 1999 to $268,000 in 2000, primarily due to a decrease in average cash balances. Interest expense for the third quarter of 2000 decreased from $82,000 in 1999 to $59,000 in 2000 primarily due to the declining balance on an equipment financing loan.

Nine Months Ended September 30, 2000 and September 30, 1999

Revenues. Total revenues for the first nine months of 2000 were $4.1 million, a decrease from $5.8 million in revenues recognized in the first nine months of 1999. Revenues were largely derived from the corporate collaborations with Pfizer, Pfizer Animal Health and Daiichi. The decrease in revenues resulted primarily from a reduction in funding from Pfizer due to a contract amendment that modified the research plan, and the conclusion of the funded research portion of the collaboration with RWJPRI in December 1999. The decrease was partially offset by research revenues recognized from the joint research agreement signed with Daiichi in May 2000, and contract research revenues from other companies funding exploratory research.

Research and Development Expenses. Research and development expenses for the first nine months of 2000 decreased from $13.2 million in 1999 to $12.2 million in 2000. The decrease was due primarily to lower compensation expenses resulting from a decrease in headcount and lower spending for outside services and research supplies.

General and Administrative Expenses. General and administrative expenses for the first nine months of 2000 increased from $3.1 million in 1999 to $3.2 million in 2000. The increase was due primarily to higher expense for outside services.

Interest Income, net. Interest income for the first nine months of 2000 decreased from $1.1 million in 1999 to $878,000 in 2000, primarily due to a decrease in average cash balances. Interest expense for the first nine months of 2000 decreased from $270,000 in 1999 to $202,000 in 2000 primarily due to the declining balance on an equipment financing loan.

Liquidity and Capital Resources

         The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and contract research and through equipment financing. As of September 30, 2000, the Company had received $66.0 million from the sale of equity and $52.8 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

         Cash, cash equivalents and short-term investments at September 30, 2000 were $15.2 million compared to $24.9 million at December 31, 1999. The decrease during the first nine months of 2000 was due primarily to cash used by operations of $9.3 million, $573,000 in capital expenditures and $1.1 million utilized in financing activities, mainly principal payments on the Company's equipment financing arrangement. This decrease was partially offset by $1.2 million in net proceeds from the issuance of common stock from the exercise of stock options.

         The Company expects that its existing capital resources, interest income and future payments due under the Collaborative Agreements will enable the Company to maintain current and planned operations at least through 2001. The Company expects that it will need to seek additional funds to continue its business activities and will seek to raise such additional funding from other collaborative arrangements, or public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangements could result in limitations on the Company's ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any such equity financing could result in dilution to the Company's then-existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the

Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research programs.

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

         As of September 30, 2000, the Company is not aware of any material problems resulting from Year 2000 issues, either with its computer systems or research equipment with embedded chips or software. The Company will continue to monitor its information technology systems and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Management does not believe that any latent Year 2000 changes will have a material adverse impact on the Company's financial condition or results of operations. To date, costs related to the Year 2000 issues have not been material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

Interest Rate Sensitivity

         The fair value of the Company's investments in marketable securities at September 30, 2000 was $13.9 million. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

Foreign Currency Exchange Risk

         At this time, the Company does not participate in any foreign currency exchange activities, and therefore is not subject to risk of gains or losses for changes in foreign exchange rates.

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

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

     (a)     The following exhibits have been filed with this report:

             10.32* Research Collaboration and License Agreement between the Registrant and Schering-Plough Animal Health Corporation and Schering-Plough Ltd. effective September 1, 2000.

             27.1    Financial Data Schedule

     (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended September 30, 2000.

             * To be filed by amendment.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 14, 2000


                                           MICROCIDE PHARMACEUTICALS, INC.
                                           (Registrant)



                                            /s/  James E. Rurka
                                           -------------------------------------
                                           James E. Rurka
                                           President, Chief Executive Officer
                                           and Director, (principal executive
                                           officer)


                                            /s/  Donald D. Huffman
                                           -------------------------------------
                                           Donald D. Huffman
                                           Vice President, Finance and Corporate
                                           Development, Chief Financial Officer
                                           (principal financial and accounting
                                           officer)