Form 10-K405
period 2000-12-31
MICROCIDE PHARMACEUTICALS INC
filed 2001-03-01
CIK 1010915

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on December 31, 2000 was approximately $47.0 million, based upon the closing price of such stock on December 31, 2000.

   As of February 8, 2001, 11,469,802 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Certain information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 2000.

                         MICROCIDE PHARMACEUTICALS, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      INDEX


PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Item 6.  Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Item 8.  Financial Statements and Supplemental Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Executive Officers and Directors of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Power of Attorney

Consent of Ernst & Young LLP, Independent Auditors

Financial Statements

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

ITEM 1.  BUSINESS

INTRODUCTION

   Microcide, incorporated in 1992, is a biopharmaceutical company committed to the discovery, development and commercialization of novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's three discovery research platforms address the growing problems of antibiotic resistance and the need for improved antifungal and antiviral therapeutics. The Company's Cephalosporin Antibiotics and Efflux Pump Inhibition platforms focus on developing novel antibiotics and antibiotic potentiators (efflux inhibitors) to directly address existing bacterial and fungal resistance problems. Microcide's Microbial Genomics platform utilizes proprietary bacterial, fungal and viral genetics and genomics tools to discover entirely new classes of antimicrobial agents.

   The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities, because:

   (i) it is the third largest pharmaceutical market, with worldwide sales of systemic antibiotics totaling $24.7 billion in 1999, including $8.45 billion in the United States;

   (ii) there are significant unmet clinical needs, caused by growing bacterial resistance problems, that require new antibacterial therapies; and

   (iii) the pre-clinical and clinical development process for antibiotics generally follows an efficient and well-defined path to the market.

   The Company believes that the systemic antifungals market, totaling approximately $2.5 billion in 1999 worldwide sales, also represents an attractive opportunity, because there are currently relatively few agents with adequate efficacy and low toxicity to treat the often immunocompromised patients with systemic fungal infections. And, despite recent progress in introducing new antiviral agents, the Company believes that there is a clear clinical need within the $4.6 billion worldwide antiviral market for improved treatments for viral infections.

   MICROCIDE'S CEPHALOSPORIN ANTIBIOTICS AND EFFLUX PUMP INHIBITION programs seek to rapidly develop:

   (i) clinically useful antibiotics from known classes, tailored to overcome resistance pathways, and

   (ii) antibiotic potentiators, to restore usefulness to existing antibacterial and antifungal agents that have been rendered ineffective.

   The specific problematic bacteria being addressed by the Company (staphylococci, enterococci, Pseudomonas aeruginosa and Streptococcus pneumoniae) are responsible for 44% of the approximately two million hospital-acquired infections occurring annually in the United States. These infections are estimated to result in approximately eight million days of extended hospital stay and account for more than $4.0 billion in additional health care costs each year. The U.S. Centers for Disease Control and Prevention
(CDC) has estimated that in 1999 over 70% of hospital-acquired Staphylococcal infections in U.S. Intensive Care Units (ICUs) are resistant to most antibiotics, including the anti-staphylococcal beta-lactam antibiotic methicillin, over 20% of hospital-acquired Pseudomonas aeruginosa infections in the ICU are resistant to fluoroquinolone antibiotics and over 25% of hospital-acquired Enterococcal infections in the ICU are resistant to vancomycin, the antibiotic of choice for treating methicillin-resistant staphylococci (MRS). The problematic fungi being addressed by the Company include such opportunistic pathogens as Candida species and Aspergillus. The CDC has estimated that in the first half of 1999 over 15% of all serious urinary tract infections and 5% of all bloodstream infections in the ICU were a result of Candida albicans.

   MICROCIDE'S MICROBIAL GENOMICS programs seek to identify novel classes of antimicrobial agents that will act upon microbes which are resistant to currently available therapeutic agents. These programs seek compounds that will inhibit microbial genetic targets that are essential to:

   (i) Bacterial viability in vitro - In the Bacterial Essential Genes Program, Microcide has identified over 100 essential gene targets in Staphylococcus aureus, which have been selectively incorporated into the Company's high-throughput, multi-channel, whole-cell screening system to discover new classes of antibiotics. In the Animal Health Program, over 65 essential gene targets have been identified in Salmonella typhimurium and prioritized for use in developing products for animal health use. The Company is currently developing new cell-free assays to use together with its existing whole-cell assays for improved drug discovery. This new approach has been used in both the fungal in vitro (ii) and bacterial in vivo (iii) programs, with early indications of success in terms of more efficiently identifying mechanism-specific screening hits.

   (ii) Fungal viability in vitro - In the Fungal Genomics Program, a proprietary collection of fungal mutants has been created by the Company to target over 100 essential genes in six pharmaceutically-relevant pathways, a subset of which has selectively been incorporated into the Company's high-throughput, whole-cell assay system to search for novel, small molecule antifungal agents. In addition, the Company is developing cell-free assay systems for these and other essential gene targets that can be used together with the existing whole-cell assays to find additional mechanism-specific screening hits.

   (iii) Bacterial growth in vivo - In the Bacterial In Vivo Essential Genes Program, Microcide has used proprietary molecular genetic strategies to identify over 65 novel gene targets in S. aureus. These new gene targets are being used to discover and develop novel therapeutic agents based on interference with the function of bacterial genes required for the pathogen's survival in vivo. The primary screening assays currently being employed for this program are mechanism-specific, cell-free assays, followed by whole-cell assays.

   (iv) Viral infectivity - Microcide has established a Viral Genomics Program based on applying Iconix Pharmaceuticals, Inc.'s (Iconix) genetic technologies to create drug screens for a number of viral disease targets, in order to search for improved antiviral agents.

   Microcide has COLLABORATIVE AGREEMENTS with major pharmaceutical companies which enhance its discovery and development programs. As of December 31, 2000, the Company has received $54.5 million in license fees, milestone payments and research support payments, and $10.0 million in equity investments. Assuming each of the collaborative agreements continues until its scheduled expiration, the Company can receive up to $13.2 million in research support payments, as well as an additional $58.9 million in potential further milestone payments and may also receive royalties on worldwide sales of products which may result from these collaborations. A new collaboration with Schering-Plough Animal Health Corporation (SPAH) was announced in November 2000, which focuses on use of the Company's efflux pump technology as applied to veterinary pathogens and certain of SPAH's existing antiinfective products. In addition, the Research Phase of the Company's collaboration with affiliates of Johnson & Johnson was extended in December 2000 to encompass a new effort to develop orally-absorbed cephalosporin antibiotics with activity against antibiotic-resistant Gram-positive bacteria. A third collaboration, established in December 2000, allows the R.W. Johnson Pharmaceutical Research Institute (RWJPRI), an affiliate of Johnson & Johnson, to utilize Microcide's Natural Product extracts in their proprietary screens. The Company has retained full rights to products which may result from its own internal, self-funded programs in Bacterial In Vivo Essential Genes, Bacterial and Fungal Efflux Pumps and Microbial Genomics. Microcide's forward-integration development strategy is to continue to utilize strategic collaborations selectively to complement and balance internal, self-funded efforts.

   J&J. Microcide established a collaboration in October 1995 with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson collectively referred to as "J&J", to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The Company and J&J selected an initial beta-lactam antibiotic candidate (a parenteral cephalosporin) for pre-clinical development in October 1996, and in November 1999, J&J entered into Phase I clinical trials with this antibiotic candidate. In November 2000, we announced that these Phase I trials would be extended into 2001, based upon the observation of induration, or irritation at the injection site in some subjects. Additional Phase I studies are designed to explore changes in the administration of this compound that could eliminate or reduce the irritation observed in the initial studies. A second parenteral cephalosporin antibiotic was selected for pre-clinical development as a back-up and potential "second generation" compound, which may improve the likelihood of ultimately bringing one or more products to the market. Microcide and J&J extended this collaboration in December 2000 to develop a new class of cephalosporins, having similar spectrum and potency to the first compounds, but which would be bioavailable following oral administration. If specified research and development milestones are achieved, the Company will be entitled to receive up to $16.5 million for the initial parenteral product and up to $15.5 million for each subsequent parenteral product developed within the collaboration, and up to $18.5 million for an orally-absorbed product, plus royalties based on worldwide sales of products arising from the collaboration. A new and unrelated collaboration with J&J, focused on the discovery of products from the Company's Natural Product extracts, was also established in December 2000. The agreement covers collaborative research to discover novel drugs from natural products. Microcide will provide J&J with access to its Natural Products Library for the purpose of screening for activity in various biological and therapeutic applications. J&J will undertake a program for the development, manufacture and sale of products developed from the collaborative research. Under the terms of the agreement, Microcide will receive an up-front license fee, a technology-access fee for access to Microcide's Natural Products Library and funding for Microcide research to identify the active components of natural product extracts. For each product resulting from the collaboration, Microcide will receive certain milestone payments and royalties on worldwide sales.

   DAIICHI. Microcide established a collaboration in November 1995 with Daiichi to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target Gram-negative bacteria, including pseudomonas. If specified research and development milestones are achieved, Microcide will be entitled to receive up to $6.5 million for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration. The research phase of this collaboration was extended for an additional year in May 2000. Further extensions of funded research by Microcide will require joint agreement of the parties.

   PFIZER. Microcide established a collaboration in March 1996 with Pfizer to implement its bacterial in vitro essential gene and multi-channel screening system to discover novel classes of antibiotics over a five-year term. Unless the parties jointly agree to an extension, this Pfizer agreement concludes at the end of February 2001. At the conclusion of this agreement, each party will have the right to independently use the technology developed during the collaboration for its own purposes. In January 1999, Microcide and Pfizer established a separate collaboration to utilize bacterial genetic approaches with in vitro essential genes to discover products for the treatment of bacterial infections in animals. If specified research and development milestones are achieved in the animal health agreement Microcide will be entitled to receive certain milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration; such milestone payments and royalties are lower in amount than those applicable to human health applications. In October 2000, the Company announced that this research agreement would continue throughout 2001.

   SCHERING-PLOUGH ANIMAL HEALTH (SPAH). In October 2000, Microcide entered into a collaboration with SPAH to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of the Company's efflux pump technology to existing SPAH antibacterials. If specified research and development milestones are achieved, Microcide will be entitled to receive certain milestones for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration; such milestone payments and royalties are lower in amount than those applicable to human health applications. SPAH will have worldwide rights to products resulting from the collaboration.

   ICONIX. In January 1998, Microcide entered into a collaboration with Iconix, a biotechnology company in which Microcide holds approximately a 32% interest or 29% ownership on a fully-diluted basis, and to which Microcide licensed or assigned certain technology related to Iconix's genetic technology. Iconix has applied the genetics technology to a number of viral disease targets in a search for novel antiviral agents, in collaborative research funded by Microcide. Microcide has worldwide development, manufacturing and marketing rights to any antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, Iconix will be entitled to receive milestone payments from Microcide of up to $11.0 million for the first product and up to $10.5 million for each subsequent product developed within the collaboration, in addition to royalties on worldwide sales. The assay discovery phase of this collaboration ended in January 2001, and Microcide has assumed responsibility for research efforts on certain of the screening technologies and the viral gene targets to use in its search for novel antiviral agents. Microcide plans to use both the existing whole-cell assay technology developed by Iconix and new cell-free technology developed within the Company's bacterial and fungal programs to discover new antiviral agents.

   The Company has advanced with its partner J&J one antibiotic compound into Phase I clinical trials, and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a number of years, if at all. Since inception, the Company has focused its activities on the development of a gene function-based technology platform and other proprietary information to identify and commercialize novel antimicrobials for the treatment of serious infections. It is difficult to predict when, if ever, the Company will be able to successfully discover additional novel lead compounds for potential development as product candidates. All compounds discovered by the Company will require extensive pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive pre-clinical and clinical testing required to establish safety and efficacy will take a number of years, and the time required to commercialize new drugs cannot be predicted with accuracy. There can be no assurance that the Company's approach to drug discovery, or the efforts of any collaborative partner of the Company, will result in the successful development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse effects or inadequate therapeutic efficacy would slow or prevent product development efforts of the Company or its collaborative partners and have a material adverse effect on the Company's operations. The Company will not receive revenues or royalties from sales of drugs for a significant number of years, if at all. Failure to receive significant revenues or achieve profitable operations could impair the Company's ability to sustain operations, and there can be no assurance that the Company will ever receive significant revenues or achieve profitable operations.

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

   According to estimates by the CDC, approximately 2.0 million hospital-acquired infections (also called nosocomial infections) occur annually in the United States and contribute to more than 50,000 deaths. The additional health care costs due to nosocomial infections now account for more than $3.5 billion per year. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, continuing to make infectious diseases a leading cause of death in the United States. The Company believes that bacterial infections, especially infections caused by difficult-to-treat, antibiotic-resistant bacteria, cause or contribute to a substantial majority of these deaths.

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

   Major structural classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Penicillin, a member of the beta-lactam class (which also includes extended-spectrum penicillins, cephalosporins and carbapenems), was first developed in the 1940s. Nalidixic acid, the earliest member of the quinolone class, was discovered in the 1960s. The creation of broad-spectrum antibiotics began in the 1970s and 1980s, with major advances seen in the 1970s with the development of newer beta-lactams and aminoglycosides, and in the 1980s with the development of fluoroquinolones and carbapenems. These antibiotics remain the mainstay of therapy today, since the only new class of antibiotics that has been discovered and commercialized in the last 20 years is the recently introduced oxazolidinones, exemplified by linezolid. Daptomycin, a member of the new antibiotic class, lipopeptides, is undergoing clinical trials.

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

   FUNGAL INFECTIONS

   Invasive infections due to fungi are a continuing problem, particularly among patient populations with compromised host defenses due to immunosuppressive drugs (e.g., in organ transplant patients or in patients undergoing cancer chemotherapy) or serious underlying disease (e.g., AIDS). Despite the limitations of existing therapeutics, systemic antifungal agents generated worldwide sales of approximately $2.5 billion in 1999, according to IMS International. The two major classes of clinically important systemic antifungal agents (polyenes and azoles) utilize essentially only two targets: ergosterol (membrane) biosynthesis and membrane integrity. Amphotericin B, while fungicidal, has toxicity limitations in many patients. In contrast, the azole class of compounds is limited by suboptimal efficacy in the treatment of deep-seated fungal infections in immunocompromised patients, due to its fungistatic mode-of-action and emerging drug resistance. A new class of cell wall biosynthesis inhibitors, echinocandins, is in advanced stages of clinical testing.

   VIRAL INFECTIONS

   Viral infections continue to be a major medical problem in both immune-competent and immunosuppressed patients. An estimated 42 million people have been infected with the human immunodeficiency virus (HIV) since its discovery. Newer combination therapies with HIV-protease inhibitors or newer reverse-transcriptase inhibitors have markedly improved survival and reduced the occurrence of opportunistic infections. However, these agents are often poorly tolerated by patients due to drug-to-drug interactions and adverse effects, require frequent administration of multiple pills that make adherence to prescribed regimens difficult, and are subject to viral resistance, resulting in a need for new agents. There is a vast, unmet clinical need for effective and well-tolerated antiviral therapy in other viral infections with a high prevalence and morbidity. Hepatitis B (HBV) afflicts a major proportion of the global population; U.S. Centers for Disease Control and Prevention estimates that approximately 3.0 million people in the U.S. have hepatitis C (HCV) infection. Both forms of hepatitis can cause chronic infections that can lead to serious complications, including the need for liver transplantation. Well-tolerated treatment regimens that produce a durable antiviral response would represent a considerable advance in the long-term management of such chronically-infected patients. Cytomegalovirus (CMV) infection remains a complication in transplant patients as well as in certain pediatric populations, and existing antiviral therapies for CMV are often poorly tolerated.

   ANIMAL HEALTH INFECTIONS

   Bacterial infections represent a major problem with respect to both livestock animals and companion animals. In particular, livestock animals undergo periods of stress-induced suppression of immunity during which there is increased susceptibility to bacterial infection. Important bacterial pathogens of livestock include species responsible for bovine and porcine respiratory diseases, enteric diseases, and mastitis. The Company estimates that global sales of antiinfective products for therapeutic use in animal health applications are in excess of $1.0 billion. With the continued development of antibiotic-resistant bacteria in human populations, there has been increasing pressure to limit the animal use of antibiotics that are also used to treat infections in humans. Novel approaches that do not utilize antibiotic classes used in humans may find an increasing importance in veterinary infections.

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

   A number of factors are believed to contribute to the increased rate of bacterial drug resistance:

   (i) physician reliance on broad-spectrum antibiotics for empiric treatment of an infection prior to definitive diagnoses;

   (ii) repeated exposure of bacteria to long-term antibiotic therapy, providing a competitive advantage to bacteria that harbor drug resistance;

   (iii) antibiotic use in immunosuppressed patients (e.g. from cancer chemotherapy, AIDS and organ transplantation);

   (iv) the growing number of institutionalized, often elderly, patients receiving multiple courses of antibiotics;

   (v)   the increased frequency of invasive medical procedures; and

   (vi) societal and technological changes, including air travel, that accelerate the spread of drug-resistant bacteria.

   One example of the seriousness of antibiotic resistance is methicillin-resistant staphylococci (MRS), which has become resistant to virtually all currently used antibiotics, except vancomycin. The heavy use of vancomycin to treat MRS infections may in turn have contributed to the emergence of new strains of enterococci that are resistant to vancomycin. Infections caused by these vancomycin-resistant enterococci (VRE) frequently do not respond to any current therapies, and in many cases prove fatal. The transfer of vancomycin resistance from enterococci to staphylococci has been demonstrated experimentally. If vancomycin resistance is transferred in the clinical setting by VRE to staphylococci, the leading cause of hospital-acquired bacterial infections, no effective antibiotic therapy will remain to treat MRS infections. The first report of vancomycin intermediate-susceptible Staphylococcus aureus in a clinical setting occurred in 1997 in Japan, followed by subsequent reports of strains with decreased susceptibility to vancomycin in patients in various parts of the United States. Although caused by a different mechanism-of-action than occurs in VRE, the Company believes that these reports are suggestive of future resistance problems in staphylococci.

   As a result of increasing bacterial resistance to existing antibiotics, numerous clinical infections occur that resist first-line therapy. When bacteria develop resistance to established first-line antibiotics, it is often necessary to use a combination of two or more antibiotics to treat these resistant infections. Such therapy is generally more costly and potentially more toxic to the patient due to additive and sometimes synergistic side effects. The table below outlines some of the major problematic drug-resistant bacteria, the classes of antibiotics to which they already show clinically significant levels of resistance, and the remaining recommended treatments.


--------------------------------------------------------------------------------

                       PROBLEMATIC DRUG-RESISTANT BACTERIA

--------------------------------------------------------------------------------
                            ANTIBIOTIC TREATMENTS
                              WITH SIGNIFICANT        REMAINING RECOMMENDED
         BACTERIA            RESISTANCE PROBLEMS           TREATMENTS
--------------------------------------------------------------------------------
Staphylococcus sp.         Beta-lactams            - Vancomycin
                           Fluoroquinolones        - Linezolid (Zyvox(R))
                           Macrolides              - Combination Therapy
                           Aminoglycosides

--------------------------------------------------------------------------------
Enterococcus sp.           Beta-lactams            - Multiple Antibiotic Therapy
                           Aminoglycosides         - Quinupristin/ Dalfopristin
                           Glycopeptides              (Synercid(R))

--------------------------------------------------------------------------------
Pseudomonas aeruginosa     Beta-lactams            - Combination Therapy
                           Fluoroquinolones
                           Aminoglycosides

--------------------------------------------------------------------------------
Streptococcus pneumoniae   Beta-lactams            - Cephalosporin or Carbapenem
                           Macrolides              - Vancomycin
                           Tetracyclines           - Fluoroquinolones
                           Fluoroquinolones
--------------------------------------------------------------------------------

STRATEGY

   The Company believes that the antibiotics market provides an attractive opportunity for its research and development activities because (i) there are significant unmet clinical needs caused by growing bacterial resistance problems that require new antibacterial therapies and (ii) the pre-clinical and clinical development process for antibiotics typically follows an efficient and well-defined path to the market, with early testing generally predictive of later stage results. The Company believes these factors will lead to shorter overall development timelines and higher approval rates for its products than for products in most other therapeutic categories. Microcide's strategy is to focus near-term Cephalosporin Antibiotics and Efflux Pump Inhibition pre-clinical research activities on drug resistance mechanisms, and to conduct longer-term drug discovery using novel microbial (bacterial, fungal and viral) targets identified through its Microbial Genomics programs. The Company's strategy is comprised of the following five key elements:

   Develop Novel Antibiotics by Targeting Drug Resistance Mechanisms. Microcide's near-term research programs focus on rapidly identifying and optimizing proprietary compounds that are effective against problematic antibiotic-resistant microbes, including such antibiotic-resistant bacteria as MRS, VRE, beta-lactam-resistant pneumococci and quinolone-resistant pseudomonas, and resistant fungal pathogens, such as Candida and Aspergillus. Since antibiotic resistance problems are often due to a single defined resistance pathway, the Company believes that targeting those pathways will enable it to rapidly develop novel antibiotics tailored to specific classes of resistant microbes, as well as to develop antibiotic potentiators (efflux inhibitors) that overcome resistance mechanisms and restore the usefulness of established antibiotics that have been rendered ineffective. The Company's Cephalosporin Antibiotics, Bacterial Efflux Pump Inhibition, and Fungal Efflux Pump Inhibition programs are focused in this area.

   Accelerate the Discovery of New Antibiotic Classes through Microbial Genomics. Microcide has developed a technology platform which utilizes microbial genetics to discover the genes which are essential for a microbe's in vitro survival. Microcide is utilizing essential bacterial genes discovered in its Bacterial Essential Genes Program as the basis for identifying and characterizing novel antibiotic targets. The Company has used an innovative methodology for parallel high-throughput screening of these targets in whole-cell assays against molecular diversity libraries to identify a large number of active lead compounds. Microcide's Fungal Genomics program has identified in vitro essential fungal gene targets which are functionally conserved among pathogens and distinct from human genes, and has utilized these genes in its proprietary multichannel screening system for antifungal drug discovery. The Company is developing cell-free assays to utilize together with these whole-cell assays in screening against its entire diversity libraries as well as against diversity subsets identified in prior whole-cell screens. The Company believes that this microbial genetics technology platform will enable it to rapidly identify new classes of antibiotic and antifungal drug candidates.

   Extend Microbial Genomics to Additional Gene Targets and Other Important Infectious Pathogens. Microcide has extended its molecular genetics technologies to identify and characterize genes that are critical to bacterial growth in vivo. The Company believes that inhibitors of such targets have not been previously systematically sought in antibiotic discovery programs, and that its Bacterial In Vivo Essential Genes program utilizes proprietary methods to discover inhibitors of these genes for development as novel antibiotics. In addition, through a collaboration with Iconix, the Company has applied surrogate genetics technology to screen against a number of viral disease targets in the search for novel inhibitors.

   Enhance Research and Development and Reduce Capital Requirements through Collaborative Agreements. The Company has entered into collaborations with major pharmaceutical companies and animal health companies to develop its initial products. Such collaborations are expected to provide Microcide with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. By utilizing the resources of its collaborators, Microcide expects to lower its capital requirements and reduce the time needed to commercialize its products worldwide. Microcide has developed certain defined joint technologies in collaboration with Iconix, an arrangement which it believes has enhanced the quality and reduced the costs of development of these technologies as compared to working independently.

   Retain the Ability to Independently Develop and Market Certain Products. Microcide's "forward integration" development strategy is to continue to utilize strategic collaborations selectively to complement and balance internal, self-funded efforts. Microcide plans to retain certain rights to products resulting from its unpartnered programs, including the Company's Bacterial In Vitro and In Vivo Essential Genes programs, Fungal Genomics and Fungal Efflux Pump Inhibitors programs, as well as certain aspects of its Bacterial Efflux Pump Inhibitors program that lie outside of its collaborations with Daiichi and Schering-Plough Animal Health. In general, Microcide plans to take certain discovery leads forward into early clinical development stages alone before entering into collaborative relationships for final product development and commercialization.

MICROCIDE'S RESEARCH PROGRAMS

   Microcide's research programs employ an interdisciplinary approach that incorporates several drug discovery and research technologies, including microbial genomics and genetics, synthetic and natural product diversity, high-throughput and multi-channel screening, DNA microarrays, combinatorial and medicinal chemistry, computer-assisted drug design and bioinformatics. The Company believes that its interdisciplinary approach more effectively utilizes a broader range of novel microbial targets for new compound discovery than traditional biochemical approaches. Microcide believes that drug resistance genes and in vitro and in vivo essential genes can be developed into screens for selective inhibitors and that these methods can be widely employed in the lead discovery process. Access to molecular diversity libraries for screening targets is critical to drug discovery. In some instances, the Company's collaborative partners are providing molecular diversity libraries to support the screening process. However, the Company has also established a stand-alone molecular diversity capability for its programs, and has built libraries of structurally distinct synthetic compounds and natural product extracts for this purpose. The Company's natural products program provides access to broad-based molecular diversity not achievable by synthetic compound libraries alone. The Company believes that each of its libraries contain significant structural diversity. More than 250,000 molecular diversity samples have been available for high-throughput screening since 1997. To supplement its compound libraries, Microcide signed a joint research agreement with Coelacanth Corporation in June 2000 which will provide novel libraries of compounds for screening in a broad range of Microcide assays directed at the identification of innovative anti-viral, anti-fungal and anti-bacterial therapeutic agents. The Company will continue to monitor the structural diversity of the library and the molecular diversity needs of its programs and may further supplement these diversity libraries in the future.

   The Company's discovery and pre-clinical research activities center on three technology platforms: Cephalosporin Antibiotics, Efflux Pump Inhibition (Bacterial and Fungal) and Microbial Genomics. The Company's Cephalosporin Antibiotics and Efflux Pump Inhibition programs focus on overcoming bacterial and fungal drug resistance, either by interfering with resistance pathways to potentiate existing antimicrobials, or by developing novel lead compounds which avoid such resistance pathways. The Company's Microbial Genomics programs utilize microbial genetics and genomics approaches to discover inhibitors of novel drug targets for further development as small molecule therapeutics.

----------------------------------------------------------------------------------------------------------

                          MICROCIDE'S RESEARCH PROGRAMS

----------------------------------------------------------------------------------------------------------
        PROGRAM                            PROGRAM GOAL                   CURRENT STAGE(1)      PARTNER
----------------------------------------------------------------------------------------------------------
                                         CEPHALOSPORIN ANTIBIOTICS
----------------------------------------------------------------------------------------------------------

Beta-lactam                    Antibiotics for treatment of             Phase I Clinical         J&J
                               Gram-positive bacteria, including        Trials
                               resistant strains (MRS, VRE and          (RWJ-54428/MC-02,479);
                               beta-lactam-resistant S. pneumoniae) by
                               parenteral administration
                                                                        Pre-Clinical
                                                                        Candidate (2nd
                                                                        cephalosporin
                                                                        compound)

                               As above, but for oral administration    Lead Optimization of
                               and also includes the important          candidate for oral
                               Gram-negative respiratory tract          bioavailability
                               pathogens, Haemophilus and Moraxella

----------------------------------------------------------------------------------------------------------
                                          EFFLUX PUMP INHIBITION
----------------------------------------------------------------------------------------------------------

Bacterial Efflux Pump          Potentiators principally for use with    Advanced Lead            Daiichi
   Inhibitors                  existing quinolones and beta-lactams     Optimization
     -- Quinolone and beta-    against P. aeruginosa
     lactam efflux

----------------------------------------------------------------------------------------------------------

Bacterial Efflux Pump          Potentiators principally for use with    Early Lead               SPAH
   Inhibitors                  existing non-quinolone and               optimization
     -- Non-Quinolone, non-    non-beta-lactam antibiotic classes for
     beta-lactam antibiotics   human and animal health applications

Bacterial Efflux Pump          Potentiators for use with                Screening                Internal
   Inhibitors                  Macrolide/Ketolide Antibiotics against
     -- Macrolides             Haemophilus

----------------------------------------------------------------------------------------------------------

Fungal Efflux Pump Inhibitors  Potentiators to improve the efficacy of  Lead optimization        Internal
                               existing and new azoles against fungal
                               pathogens, including Candida sp. and
                               Aspergillus

----------------------------------------------------------------------------------------------------------
                                            MICROBIAL GENOMICS
----------------------------------------------------------------------------------------------------------

Bacterial In Vitro Essential   Novel classes of broad- and              Screening                Internal
Genes                          narrow-spectrum antibiotics                                       after
                                                                                                 3/1/01
----------------------------------------------------------------------------------------------------------

Animal Health                  Novel agents active against animal       In Vivo                  Pfizer
                               health pathogens                         Evaluation of
                                                                        Targets
----------------------------------------------------------------------------------------------------------

Bacterial In Vivo Essential    Novel classes of antibiotics             Cell-Free Screening      Internal
Genes
----------------------------------------------------------------------------------------------------------

Fungal Genomics                Novel systemic antifungal agents         Lead optimization        Internal

----------------------------------------------------------------------------------------------------------

Viral Drug Discovery           Novel antiviral therapeutics for HIV,    Screening                Internal
                               HCV, rhinovirus, CMV, HBV, influenza,                             after
                               HPV and RSV                                                       1/14/01

----------------------------------------------------------------------------------------------------------

----------

 (1) The Company's pre-clinical research programs generally consist of the following stages, listed chronologically: "Target Identification" -- development and implementation of methods to identify appropriate gene targets to be used in screening.

     "Screening" -- development and implementation of assay technologies to identify selective target inhibitors (leads). "Lead Identification" -- lead compounds whose in vitro and in vivo characteristics are being evaluated in biochemical, microbiological, pharmacological and toxicological tests for entry into lead optimization programs.

     "Lead Optimization" -- structure-activity relationships of selected compounds are being defined and such compounds optimized through medicinal chemistry, microbiology and pharmacological efforts towards selection of a Candidate.

     "Candidate Selection" -- optimized leads are being scaled-up and evaluated in extensive efficacy, toxicological and pharmacological tests .

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

CEPHALOSPORIN ANTIBIOTICS AND EFFLUX PUMP INHIBITION

   Microcide's Cephalosporin Antibiotics and Efflux Pump Inhibition programs involve two approaches: (i) the development of novel antibiotic compounds which avoid bacterial resistance mechanisms, and (ii) the development of novel antibiotic and antifungal potentiators (efflux pump inhibitors) which overcome microbial resistance by interfering with resistance mechanisms.

   CEPHALOSPORIN PROGRAM

   Microcide's Cephalosporin program is focused on discovering and developing novel antibiotics for the treatment of infections caused by drug-resistant Gram-positive bacteria, including MRS, VRE and pneumococci. Gram-positive and Gram-negative bacteria have fundamentally different surface characteristics. These surface properties greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site. As a result, antibiotics that are effective against Gram-positive bacteria are often less effective against Gram-negative bacteria, and vice versa. The problematic Gram-positive bacteria targeted by this program cause serious infections, including endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, complicated urinary tract infections, pneumonias, bacteremia and septicemia.

   The Cephalosporin program is being conducted in collaboration with J&J and consists of the discovery and development of beta-lactam antibiotics with specific efficacy against resistant Gram-positive bacteria. Traditional beta-lactam antibiotics work by inhibiting enzymes (penicillin-binding proteins, or PBPs) that carry out crucial steps in the biosynthesis of the bacterial cell wall. Resistance to beta-lactam antibiotics in MRS is primarily caused by bacterial production of PBP2a, an enzyme capable of conducting cell wall biosynthesis in the presence of such antibiotics, as well as by the production of beta-lactamases, which render beta-lactams ineffective.

   Microcide's Gram-Positive Cephalosporin program has identified novel beta-lactam antibiotics which are beta-lactamase-stable and inhibit PBPs, including PBP2a, thereby gaining efficacy against MRS. Compounds emerging from the Company's Cephalosporin program are active against staphylococci (including
MRS), enterococci (including VRE), streptococci (including penicillin-resistant strains of pneumococci, PRSP) and other Gram-positive bacteria. The Company has prepared hundreds of new synthetic analogs and has made significant advances in drug design, resulting in several compounds with desirable in vitro potency, in vivo efficacy, favorable pharmacokinetics and solubility, and low toxicity.

   The initial antibiotics developed within this program are expected to be parenterally administered in the institutional setting to prevent or treat infections caused by Gram-positive bacteria, including those resistant to other antibiotics. Such antibiotics could potentially be clinically adopted for the following uses: as a single agent following treatment failure in patients with a documented drug-resistant infection, or empirically as a single agent or in combination with a broad-spectrum antibiotic to extend coverage to resistant bacterial strains. The Company believes that the clinical adoption of such antibiotics could be similar to that of vancomycin as a single agent, or ceftazidime or an aminoglycoside in combination use for empiric therapy.

   The Company, in collaboration with J&J, selected an initial cephalosporin candidate for pre-clinical development in October 1996. Pre-clinical studies including product formulation and process scale-up for manufacture of large quantities of drug substance were completed in early 1999. Sufficient drug substance was produced in this effort to allow the anticipated pre-clinical animal safety and tolerability studies as well as Phase I clinical trials. Pre-clinical animal safety and tolerability studies were successfully completed, and Phase I clinical trials were initiated in November 1999. The Company announced in October 2000 that these Phase I clinical trials would be extended into 2001 in order to evaluate modifications that may reduce or eliminate the irritation at the injection site seen in some subjects with the current formulation. The Company has filed patent applications in the United States and elsewhere on lead structures discovered in this program, and thirteen (13) such patents have issued in the United States.

   In December 1999, the Company, in collaboration with J&J, committed to the pre-clinical development of a second cephalosporin compound. This compound has undergone extensive pre-clinical evaluation of its activity and pharmacokinetics, and is undergoing pharmaceutical characterization, product formulation and process scale-up for manufacturing of sufficient bulk drug substance to conduct requisite pre-clinical animal safety and tolerability studies. The Company expects that these activities will occur in parallel with the extended Phase I clinical development of the initial cephalosporin candidate, and that either or both compounds could be advanced into Phase II clinical trials.

   In December 2000, the Company entered into an extension of its collaboration with J&J to include a new series of Microcide-discovered chemically-distinct cephalosporins, with similar spectrum and potency but with significantly different physico-chemical properties, offering the additional potential for oral bioavailability. Orally absorbed cephalosporins may potentially compete in a significantly enlarged market for community-acquired infections, and be useful as follow-on therapy to parenteral cephalosporins.

   BACTERIAL EFFLUX PUMP INHIBITOR PROGRAM

   Microcide has bacterial efflux pump inhibitor programs with two collaborators, Daiichi and SPAH. In the collaboration with Daiichi, the program focuses on the high intrinsic resistance of P. aeruginosa to many antibiotics, including quinolones. This resistance has generally been attributed to the impermeable outer membrane of this Gram-negative bacterium. Recent information indicates that this intrinsic resistance is due to the combined effects of low membrane permeability and the production of certain membrane proteins (efflux pumps) that bind to antibiotics of many different classes as they enter the bacterial cell and eject (efflux) them from the bacterium, preventing their interaction with specific intracellular targets.

   The Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could restore the activity of antibiotics against bacteria expressing efflux pump-mediated antibiotic resistance. In addition, many bacterial species have active efflux pumps that contribute to the overall intrinsic susceptibility of the species to certain antibiotics; thus the Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could increase the susceptibility of many Gram-negative bacteria to these antibiotics, and thereby either extend the clinical usefulness of the antibiotic, or lower required therapeutic doses. The Company has established a genetics and molecular biology program which focuses on microbial efflux systems, and has developed novel screening and lead evaluation technologies to permit the identification of lead compounds for subsequent lead optimization efforts.


---------------------------------------------------------------------------------------------------

                         EFFLUX-MEDIATED ANTIBIOTIC RESISTANCE IN BACTERIA

---------------------------------------------------------------------------------------------------
                          ANTIBIOTIC SELECTIVITY OF    PUMP - STRUCTURAL
          BACTERIA               EFFLUX PUMP                FAMILY           ANTIBIOTIC EFFLUXED
---------------------------------------------------------------------------------------------------
Staphylococcus aureus         Multi-drug               Major Facilitator     Fluoroquinolones
                              resistance
                                                       ABC-transporter       Macrolides
                                                                             Streptogramins
---------------------------------------------------------------------------------------------------
Staphylococcus                Specific drug            Major Facilitator     Tetracyclines
                              resistance
Enterococcus
Streptococcus
---------------------------------------------------------------------------------------------------
Streptococcus pyogenes        Specific drug            Major Facilitator     Macrolides
                              resistance
---------------------------------------------------------------------------------------------------
Streptococcus pneumoniae      Multi-drug               Major Facilitator     Macrolides
                              resistance                                     Fluoroquinolones
---------------------------------------------------------------------------------------------------
Pseudomonas aeruginosa        Multi-drug               RND-class             Fluoroquinolones
                              resistance                                     Beta-lactams

                              Multi-drug               RND-class             Aminoglycosides
                              resistance                                     Macrolides
---------------------------------------------------------------------------------------------------
Haemophilus Influenzae        Multi-drug               RND-class             Macrolides/Ketolides
                              resistance                                     Fluoroquinolones
                                                                             Tetracyclines
                                                                             Chloramphenicol
---------------------------------------------------------------------------------------------------
E. coli/Salmonella            Multi-drug               RND-class             Macrolides/Ketolides
Mannhiemia                    resistance                                     Fluoroquinolones
                                                                             Tetracyclines
                                                                             Chloramphenicol

                              Specific drug            Major Facilitator     Chloramphenicol
                              resistance
---------------------------------------------------------------------------------------------------


   The Company is designing compounds for activity against RND-class pumps in Pseudomonas, based on efflux pump inhibitor leads which it discovered with Daiichi. The Company has worked with Daiichi to progress the lead compounds toward pre-clinical development, with the primary objective of developing potentiators which will be combined with Daiichi's oral and parenteral quinolone antibiotics or with beta-lactamase stable beta-lactam antibiotics to overcome efflux pump-mediated resistance in P.

aeruginosa and other bacteria. In addition, the Company has demonstrated that inhibitors can be beneficially combined with other classes of antibiotics for which efflux pump-mediated resistance limits clinical utility, such as macrolides or ketolides, and is actively screening for inhibitors in this area. The company is also engaged in the modification of existing antibiotics for which efflux is known to be a limiting factor in their activity, and believes this approach may be especially useful when multiple pumps of different structural families are involved. The Company has filed patent applications in the U.S. and elsewhere on various lead structures discovered under this program, and two patents have issued in the U.S.

   In the bacterial efflux pump inhibition program with SPAH, the companies are conducting joint research to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of Microcide's efflux pump technology to existing SPAH antibacterials.

   FUNGAL EFFLUX PUMP INHIBITOR PROGRAM

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

   The Company initiated screens for inhibitors of several efflux pumps in Candida sp. and Aspergillus, which resulted in several natural product and synthetic compound screening hits. After an extensive lead identification effort, the Company has selected a novel chemical class of broad-spectrum inhibitors of azole efflux in Candida sp. for a lead optimization program. If successful, this program could result in inhibitors that could be used to potentiate several different types of azole/triazole antifungals:

      (i) Compounds like fluconazole with good activity against Candida and good pharmacokinetic (pk) properties;

     (ii) Triazoles currently in clinical trials or the early stages of toxicology, with a broad spectrum of activity including Aspergillus, but with less desirable pk properties than fluconazole; and/or

    (iii) A newer triazole with excellent Aspergillus activity.

   The Company is currently pursuing the availability of azoles/triazoles in each of these three categories, in order to fully realize the potential of its lead fungal efflux inhibitor series. Patent applications have been filed on this technology.

MICROBIAL GENOMICS

   Microcide believes that it has developed a unique approach to anti-infective research using microbial genetics as a foundation for drug discovery. The Company believes that this approach will yield a large number of relevant novel drug targets that in turn are expected to lead to the development of new classes of antimicrobials. The Company's strategy is to focus its gene discovery efforts on the pharmaceutically-relevant portion of bacterial and fungal genomes, by identifying genes that are essential to a pathogen's viability in vitro (the Bacterial In Vitro Essential Genes Program, the Animal Health Program and the Fungal Genomics Program) or in vivo (the Bacterial In Vivo Essential Genes Program). These target genes, once identified, are incorporated into the Company's high-throughput screening systems to identify compounds for further development. The Company has applied its microbial genomics approach to bacterial and fungal cellular systems, and more recently has begun to apply this approach to viruses through its collaboration with Iconix. The Company believes that this approach offers significant advantages over traditional pharmaceutical industry biochemical assay approaches, as well as the more recent microbial genomic sequencing approaches.

   Recently, traditional approaches to antibiotic drug discovery have centered on biochemically-defined targets. In such approaches, screening assays are developed based on selected enzyme targets. Appropriately designed biochemical assays can be highly effective, but have several significant drawbacks as primary screens. First, such an approach is limited in its application since it requires pre-existing data with respect to the function or mechanism of an identified target. Since many targets lack such information, the range of targets that can be employed to find inhibitors is limited. Second, such target-specific assays have relatively long set-up times and high costs. Third, these techniques often employ an extracellular biochemical approach, which may identify compounds that are excellent inhibitors of essential biochemical enzymes, but subsequently prove not to be good drug candidates because sufficient concentrations within the bacterium are not achieved at the target site. Cell-free assays based on ligand binding approaches can circumvent the first two of these limitations but not the third limitation, cellular penetration. Microcide is evolving a new discovery strategy based upon cell-free primary screens (binding and/or biochemical assays), coupled with its proprietary whole-cell genetic assays, together providing mechanism-specific hits with whole-cell activity.

   Drug discovery efforts have more recently employed whole-genome sequencing approaches to antibiotic target identification. Although such approaches reveal all of the genetic information in a bacterium, the Company believes that only an estimated 5% to 15% of the total bacterial genetic material encodes proteins that are pharmaceutically-relevant as drug targets. Genome sequencing approaches can only address gene function through sequence analysis and comparison, and do not adequately address the issue of the relevance of a particular gene as a drug target. Thus, while numerous microbial genomes have been completely or partially sequenced, considerable research remains necessary to identify the pharmaceutically-relevant target genes from this information, and to then develop screens for potential inhibitors. Such screens will then face many of the same limitations as traditional biochemical screening approaches.

   BACTERIAL IN VITRO ESSENTIAL GENES PROGRAM

   In contrast, Microcide's Bacterial In Vitro Essential Genes Program utilizes a targeted genomics approach to discover the pharmaceutically-relevant genes present in bacterial genomes, and focuses on several important and diverse pathogenic bacteria. The Company has created unique molecular tools and approaches in bacterial molecular genetics, which allow it to create and use gene mutants to quickly and directly clone essential bacterial genes. These same mutants are then used to characterize and prioritize drug targets. This targeted genomics approach accelerates the entire discovery process by focusing only on the functionally important portions of the genome and thereby bypassing the task of sequencing and characterizing irrelevant portions of the genome.

   By the end of 1999, Microcide had identified over 100 essential genes in Staphylococcus aureus and over 65 essential genes in Salmonella typhimurium. Since many of these essential genes are known to be common among different bacteria, the Company believes that many of the drug targets identified to date could lead to the discovery of new classes of broad-spectrum antibiotics. The Company has filed patent applications covering 102 essential genes and related screening methods in the United States, and patents covering 35 essential gene targets have issued.

   The Company has the ability to move directly and rapidly from gene identification to drug screening. Using binding assays and biochemical assays together with genetic assays, many targets are being screened, as opposed to the traditional screening approach which utilizes few targets in single assay format. This facilitates and enhances the selection of optimal hits with defined mechanisms of action and allows the most promising leads from many different screens to be evaluated prior to commitment to lead optimization.

                                   [GRAPHIC]




   The Company's whole-cell screening method has the following benefits:

(i) it is broadly applicable to all of the pharmaceutically-relevant essential genes identified;

(ii)  it identifies compounds that can enter cells and effect inhibitory action;

(iii) it utilizes more sensitive assays than traditional whole-cell screens, allowing for the identification of a broader range of potential drug candidates; and

(iv) it can be applied even before the novel genes or biochemical targets are fully characterized.

   Combined with mechanism-specific screens, these whole-cell genetic assays provide the Company with a significant advantage in identifying meaningful lead structures to enter into lead optimization efforts.

   The Company has successfully applied the paradigm of primary whole-cell genetic screens followed by biochemical and additional genetic assays, in its Fungal Genomics program (described below), and believes that it is equally applicable to its Bacterial In Vitro Essential Genes program.

   BACTERIAL IN VIVO ESSENTIAL GENES PROGRAM

   Bacteria possess a set of genes, encoding both metabolic functions and non-redundant virulence factors and regulators, that are necessary for pathogen growth in a mammalian environment (in vivo), but which are not required for bacterial growth in enriched media in a petri dish (in vitro). Microcide refers to such genes as In Vivo Essential (ivs) genes. Microcide scientists have developed a proprietary method (Size-based Marker Identification Technology or SMIT) to identify the ivs mutants from among more than 10,000 mutants which have been evaluated in infection models. Many of these genes constitute targets not previously directly utilized in drug discovery programs. The Company has created a library of over 65 ivs genes which have been characterized in vitro and in animal systems for selection of priority targets for screening. High-throughput whole-cell screens have been developed using several of these mutant strains. The Company has also produced proteins for binding assays and biochemical assays for a number of these targets and plans to expand this effort to additional high priority targets in 2001. An extension of the SMIT technology is expected to be useful as a novel method to enable high-throughput in vivo evaluation of lead compounds. Products that may emerge from this program are expected to be bactericidal antibiotics which may be applied in either the human or animal health market.

   The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering methods for discovery and characterization of bacterial in vivo essential genes.

   PFIZER ANIMAL HEALTH PROGRAM

   The Animal Health Program is based on genetic strategies for gene identification that have been developed successfully in Microcide's Bacterial In Vivo Essential Genes Program. In collaboration with Pfizer, Microcide has undertaken molecular genetic approaches to identify essential gene targets in pathogens important to the animal health market. Over 65 essential genes have been identified in Salmonella typhimurium.

   FUNGAL GENOMICS PROGRAM

   Microcide's Fungal Genomics Program has identified and utilized for drug discovery essential fungal gene targets that are functionally conserved among pathogens and distinct from human genes. The Company has prescreened its synthetic compound collection against four fungal species and identified a subset of approximately 5,000 compounds with antifungal activity against one or more of these organisms. This compound subset has been prioritized according to a number of pharmacological criteria. In addition, the Company has created a proprietary collection of conditional growth mutants in over 100 essential genes of interest in 6 pharmaceutically-relevant pathways. These mutant strains provided the basis for hypersensitive, target-directed whole-cell screens, and, together with DNA microarrays, biochemical assays and genetic analysis of resistant mutants, have provided information about potential mechanisms-of-action for compounds of highest interest. The Company has selected one chemical series with broad-spectrum antifungal activity and a fungal-selective mechanism of action for lead optimization. Newly synthesized compounds in this series are being evaluated for potency, spectrum, selectivity, pharmacokinetics and, when appropriate, activity in animal models of fungal infection.

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

   The Microcide-Iconix collaboration in antiviral drug discovery was built on expertise in microbial genetics and pharmacology and has applied proprietary surrogate assay technology that may provide advantages over other drug discovery processes. The premise of this technology is based on the concept that expression of a viral protein in a surrogate microbial organism (e.g. yeast or E. coli) can produce discrete changes in the cellular physiology that will reflect the native function of that viral protein. These changes (or phenotypes) can include complementation of a defective host gene, a reporter-linked activity readout, or simply an inhibition of cell growth. The most powerful feature of this technology is that the precise function of a target protein need not be known prior to assay development. For example, if expression of a viral protein causes growth inhibition in yeast, then this phenotype can be used to screen for potential inhibitors that reverse this growth inhibition. During 2000, the program focused on surrogate assay development and implementation of high-throughput screens for targets in HIV, HCV, CMV, HBV, influenza, rhinovirus, HPV and RSV. In addition to this surrogate genetic approach, the Company has acquired the ability to use these targets in cell-free assays such as ligand binding assays or biochemical assays and is actively pursuing the integration of these three assay methodologies to antiviral drug discovery.

COLLABORATIVE AGREEMENTS

   The Company's initial strategy has been to enter into collaborations with major pharmaceutical companies to develop its initial products. Such collaborations have provided the Company with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. To date the Company has entered into Collaborative Agreements with major pharmaceutical companies and an animal health company: J&J with regard to the Cephalosporin program; Daiichi with regard to the Bacterial Efflux Pump Inhibitor program; Pfizer with regard to the Bacterial In Vitro Essential Genes and Animal Health programs; and Schering-Plough Animal Health with regard to application of its Bacterial Efflux Pump Inhibitor technology to certain veterinary medicine applications. The Company has certain rights to co-promote in North America products developed pursuant to the collaborations with the three pharmaceutical partners.

   In addition, the Company entered into a series of agreements with Iconix Pharmaceuticals, a company which it formed in January 1998. These agreements, which include a Core Technology and License Agreement, an Antiviral and Surrogate Genetics Research Collaboration, and a Support Services Agreement, concluded their three-year term in January 2001. The Support Services Agreement is being extended in order to provide Iconix with facilities and various administrative services. Microcide now conducts its own viral research activities.

   J&J -- CEPHALOSPORIN PROGRAM

   In October 1995, Microcide and J&J entered into collaboration agreements (the J&J Agreements) to discover and develop certain antibiotics and antibiotic potentiators targeted at Gram-positive bacteria. The term of the J&J Agreements was three years with J&J having an option to extend the term for an additional one-year period. J&J provided the Company with $3.5 million per year in research support payments throughout the original term of the J&J Agreements. J&J extended this collaboration with respect to parenteral cephalosporins through the end of 1999, at a funding level approximately 40% of that of the prior level, reflecting the focused scope of the research effort. No significant, additional research support funding occurred in the year 2000. J&J made a $3.0 million up-front license payment to the Company and an affiliate of J&J made a $5.0 million equity investment in the Company. Microcide received milestone payments upon the selection of a pre-clinical development candidate for parenteral administration in 1996, and upon the commencement of Phase I clinical trials for compound MC-02,479/RWJ54428 in November 1999. Microcide may receive from J&J milestone payments of up to $16.5 million for the first parenteral product and up to $15.5 million for each subsequent parenteral product upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. For the first product, Microcide has received $3.0 million to date in milestone payments. The J&J Agreements provide J&J with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by J&J, provided that Microcide has the right to undertake certain co-promotion activity in North America subject to J&J's approval.

   In December 2000, the Company extended the original agreement with J&J one year to include the development of a new chemical series of cephalosporins with similar spectrum and potency, and with the potential for oral bioavailability. The Company received a $3.0 million upfront payment, will receive research support payments in 2000, and can receive up to an additional $18.5 million for each orally absorbed product upon achievement of product development milestones and royalties on the worldwide sale of drugs resulting from the collaboration.

   In addition to extending the cephalosporin research program, Microcide and RWJPRI, an affiliate of J&J, established a second collaboration in December 2000. In this two-year collaboration, Microcide will make available to RWJPRI its Natural Products Extract collection for screening by RWJPRI in their proprietary assays. The Company has received upfront and licensing fees and will be reimbursed for research support provided to RWJPRI in identifying and isolating active compounds. The Company will also receive certain milestone payments and royalties on worldwide sales. There can be no assurance that J&J will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the future milestone or royalty payments contemplated by the J&J Agreements will be made.

   DAIICHI -- BACTERIAL EFFLUX PUMP INHIBITOR PROGRAM

   In November 1995, Microcide and Daiichi entered into a collaboration agreement (the Daiichi Agreement) to discover and develop antibiotics and antibiotic potentiators, acting through inhibition of efflux pumps, primarily targeted at Pseudomonas. The original term of the research program under the Daiichi Agreement expired March 31, 1998. Daiichi exercised its option to extend the collaboration for an additional year (through March 31, 1999) during which Daiichi provided research support funding to Microcide of $3.5 million. In May 2000, Daiichi and the Company agreed to continue joint research in this area for an additional year with the goal of selecting compounds for pre-clinical development. Pursuant to this extension of the Daiichi Agreement, Microcide is entitled to receive from Daiichi milestone payments of up to $6.5 million for each product developed during the collaboration upon the achievement of certain drug development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The development, manufacture and sale of drugs resulting from the collaboration will be conducted by Daiichi subject to Microcide's right to co-promote such drugs in North America, for which Microcide shall receive reasonable compensation. Although Daiichi and Microcide have made progress towards the goal of selecting compounds for pre-clinical development, there can be no assurance that Daiichi will fund further research by Microcide beyond April 2001, that any potential products will be discovered during the collaboration or that, if discovered, Daiichi will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Daiichi Agreement will be made.

   PFIZER -- BACTERIAL IN VITRO ESSENTIAL GENES PROGRAM

   In March 1996, Microcide and Pfizer entered into five-year collaboration agreements (the Pfizer Agreements) to implement genetics-based screening technology to identify and subsequently develop antibacterial products. Pfizer made a $1.0 million up-front license payment and a $5.0 million equity investment in the Company. Through March 2000, Pfizer paid Microcide up to $4.2 million per year in research support payments. In March 2000, Pfizer and the Company amended the Pfizer Agreements to shift research focus from optimization of a lead compound series identified during the screening phase, to a biology-focused investigation of the essential gene targets. In conjunction with this shift in focus, the parties established a funding level of $2.1 million for the fifth year commencing March 2000. Microcide received a $1.0 million milestone payment in February 1997 upon the identification, characterization and sequencing of a specific number of essential genes. Unless the parties jointly agree to an extension, this collaboration concludes at the end of February 2001. At the conclusion of the Pfizer Agreements, each party will have the right without further obligation to the other to independently use the technology developed during the collaboration for its own purposes. The Company anticipates using these validated essential gene targets in its Microcide-owned Microbial Genomics program beginning in March 2001.

   PFIZER -- ANIMAL HEALTH PROGRAM

   In January 1999, Microcide and Pfizer entered into agreements (the Pfizer Animal Health Agreements) that expanded their existing antibiotic research collaboration to include a focused effort on new genetic targets for discovery of novel approaches to the control of bacterial infections important in animal health. The term of the Pfizer Animal Health Agreements is three years, subject to Pfizer's right to terminate earlier, beginning January 2001 with six months' prior written notice. The Company announced in October 2000 that Pfizer elected to continue this collaboration for the full 3 years. Pfizer is obligated to provide Microcide with up to $630,000 per year in research support payments during the term of the Pfizer Animal Health Agreement. Microcide may also receive from Pfizer milestone payments for each product developed during the collaboration upon the achievement of product development milestones and, in addition, royalties on the worldwide sale of drugs resulting from the collaboration. The Pfizer Animal Health Agreements provide Pfizer with exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of products resulting from the collaboration will be conducted by Pfizer. There can be no assurance that any potential products will be discovered during the collaboration or that if discovered, Pfizer will elect to proceed with the development of such potential products. As a result, there can be no assurance that any of the milestone or royalty payments contemplated by the Pfizer Animal Health Agreements will be made.

   SCHERING-PLOUGH ANIMAL HEALTH (SPAH)

   In October 2000, the Company entered into a research and license agreement effective September 2000 with SPAH for joint research to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of the Company's efflux pump technology to existing SPAH antibacterials. The term of the agreement is two years, subject to SPAH 's right to terminate earlier, with 90 days prior written notice. The agreement provides for an up-front license fee, research support funding for two years and certain milestone payments for reaching certain research and development goals. SPAH will have worldwide rights to products resulting from the collaboration. There can be no assurance that any of the milestone or royalty payments contemplated by the SPAH agreement will be made.

   ICONIX

   In January 1998, Microcide formed Iconix, a biotechnology company that is developing surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors during 1998. In connection with this transaction, Microcide and Iconix entered into a series of agreements covering the transfer of certain technologies from Microcide to Iconix, joint technology development in core drug discovery areas, an antiviral drug discovery and development program, and support services to be provided by Microcide to Iconix for a three-year period.

   Microcide and Iconix worked together over a three-year period under a Core Technology Development and License Agreement to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. Under the terms of an Antiviral and Surrogate Genetics Research Collaboration Agreement, during this three-year period, Iconix also applied its Surrogate Genetics technology to a number of viral disease targets in the search for novel inhibitors. Microcide has provided Iconix with research support payments of $1.5 million in the last year of the collaboration. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales.

   Microcide, according to a Support Service Agreement, provided Iconix with facilities and various business support services with reimbursement to Microcide. Microcide and Iconix did not extend the Core Technology Development and License Agreement beyond January 14, 2001, the scheduled conclusion, but Microcide will continue to provide Iconix with facilities and various business support services under an amended Support Services Agreement, currently under negotiation, that provides for reimbursement to the Company.

   An equity investment by Motorola, Inc. in July 2000 associated with a collaboration to further Iconix's development of a chemical genomics database reduced Microcide's 32% ownership of the fully diluted outstanding equity of Iconix to 29%.

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

   Protection of the Company's proprietary compounds and technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technology by filing patent applications in the United States and other countries. The Company has filed 80 patent applications in the

United States, in addition to applications filed in other countries, covering its inventions. As of February 8, 2001, the Company had been issued 22 patents in the United States and various other patents relating to these inventions in foreign countries.

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

GOVERNMENT REGULATION

   The development, manufacture and marketing of drugs developed by the Company or its collaborative partners are subject to regulation by numerous governmental agencies in the United States and in other countries. The United States Food and Drug Administration (FDA) and comparable Regulatory Agencies in other countries impose mandatory procedures and standards for the conduct of certain pre-clinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take a number of years and involve the expenditure of substantial resources.

   Any compound developed by the Company or its collaborative partners must receive Regulatory Agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes pre-clinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. The steps required by the FDA before new drugs may be marketed in the United States include: (i) pre-clinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (IND); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a new drug application (NDA); and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

   Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (the
IRB) at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA's Good Manufacturing Practices (GMP).

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

   The drug development process and regulatory framework for animal drugs are similar in many respects to that for human therapeutics. In the United States, the Center for Veterinary Medicine of the FDA is charged with assuring that a new animal drug will not be introduced into interstate commerce unless it is the subject of an approved new animal drug application (NADA). Like an NDA, an NADA must be supported by proof that the drug is safe and effective. An NADA application must include reports of adequate and well-controlled investigations. Procedures for the initiation of studies on an investigational new animal drug are similar to those for an IND. Compliance with Good Laboratory Practices and Good Clinical Practices is required.

EMPLOYEES

   As of December 31, 2000, the Company had 104 full-time, regular employees, 36 of whom hold Ph.D. degrees and 20 of whom hold other advanced degrees. Approximately 82 of the 104 employees are engaged in scientific activities and 22 are engaged in general, managerial and administrative functions. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company considers its relations with its employees to be good.

SCIENTIFIC CONSULTANTS

   The Company supplements its internal scientific staff with consulting arrangements with a number of leading academic and industrial scientists and clinicians. Microcide's Scientific Advisory Board formally meets once or twice per year to review the Company's programs and provide general scientific guidance and direction. On a more frequent basis, the Company utilizes consultants either in small focused groups or as individuals on an ad hoc basis to provide detailed scientific guidance in such areas as Genetics and Molecular Biology, Chemistry, Clinical Microbiology/Pharmacology and Molecular Diversity/Natural Products. In 2000, the Company paid its consultants approximately $321,000 in the aggregate, as compared to approximately $231,000 in 1999 and approximately $407,000 in 1998.

   None of the consultants is an employee of the Company. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.

RISKS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS

   This document contains forward-looking statements. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state trends and known uncertainties or other forward-looking information. Such statements are based on current expectations that involve a number of uncertainties including those set forth in the risk factors below. When considering forward-looking statements, you should keep in mind that the risk factors noted below and other factors noted throughout this prospectus or incorporated by reference could cause our actual results to differ significantly from those contained in any forward-looking statement. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

RISK FACTORS

   Before you purchase our securities, you should be aware that there are risks, including those described below. You should consider carefully these risk factors together with all of the other information contained elsewhere in this prospectus or incorporated by reference before you decide to purchase our securities.

WE MAY FAIL TO SUCCESSFULLY DEVELOP PHARMACEUTICAL PRODUCTS.

   Our first potential pharmaceutical product, a cephalosporin compound, commenced Phase I Clinical Trials under the direction of our partner, The R.W. Johnson Pharmaceutical Research Institute, an affiliate of J&J, in November 1999. The purpose of these studies is to assess the compound's safety, tolerability and pharmacokinetics. Various modifications to the method of administration of this compound are being explored. Based on data from three Phase I protocols conducted to date, additional efforts to improve tolerability will be undertaken which will extend completion of such Phase I trials to the 3rd Quarter of 2001, if not later. Phase I trials for such cephalosporin compound may not be successfully completed. There are two other Microcide cephalosporin compounds in the J&J collaboration: one in pre-clinical development and the other, a potentially orally-absorbed cephalosporin, in the research stage. Our other potential products are in the pre-clinical or research stage. Our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the FDA or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, such potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

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

   Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies. We have entered into such collaboration agreements with affiliates of Johnson & Johnson, Daiichi Pharmaceutical Co., Ltd., Pfizer Inc. and Schering-Plough Animal Health Corporation. Under such agreements, our collaborative partners are responsible for:

- selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

- conducting pre-clinical testing, clinical trials and obtaining required approvals for such potential products; and

-  manufacturing and commercializing any such approved products.

   We cannot control the timing of such actions or the amount of resources devoted to such activities by our partners. In addition, these agreements are subject to cancellation or the election not to extend by our partners. As a result, our receipt of revenue (whether in the form of continued research funding, product development milestones, or royalties on sales) depends upon the decisions made and the actions taken by our partners. Our collaborative partners may view compounds that we may discover as competitive with such partner's products or potential products, and therefore such partner may elect not to proceed with the development of our potential product. Our partners are free to pursue their own existing or alternative technologies to develop products in preference to our potential products. We cannot be certain that our interests will continue to coincide with those of our partners, or that disagreements concerning our rights, technology, or other proprietary interests will not arise with our partners.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS.

   We have incurred substantial net losses in every year since our inception in December 1992. We had net losses of $9.8 million in 1998, $10.7 million in 1999, and $13.9 million in 2000. We had an accumulated deficit of $53.2 million through December 31, 2000. We expect to continue to incur operating losses over the next several years.

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

OUR APPROACH TO DRUG DISCOVERY IS UNPROVEN AND WE MAY NOT SUCCEED IN IDENTIFYING ANY DRUG CANDIDATES WITH CLINICAL BENEFITS.

   We are developing a gene function based technology platform and other proprietary technology to attempt to identify and commercialize novel antibiotics, antifungals and antiviral agents. To date these technologies have identified a small number of compounds that have demonstrated potential clinical benefits. We cannot be certain that these or any other technology we may develop will allow us to identify drug candidates that may have clinical benefits. The failure to identify and develop new drug candidates will have a material adverse effect on our business.

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

   Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. We have observed local irritation at the injection site in some subjects receiving our cephalosporin product in Phase I clinical trials. This will require additional efforts to improve tolerability, thereby extending the time to complete such Phase I trials. If we observe unacceptable toxicities or other side effects, we, our collaborators or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, such unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

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

   If we obtain regulatory approval, we will also be subject to ongoing existing and future FDA regulations and guidelines and continued regulatory review. In particular, we, our collaborators, or any third party that we use to manufacture the drug will be required to adhere to regulations setting forth current good manufacturing practices. The regulations require that we manufacture our products and maintain our records in a particular way with respect to manufacturing, testing and quality control activities. Furthermore, we, our collaborators, or our third-party manufacturers must pass a pre-approval inspection of manufacturing facilities by the FDA before obtaining marketing approval.

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

WE DEPEND ON EFFECTIVELY PROTECTING OUR INTELLECTUAL PROPERTY.

   Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and certain other proprietary technology. We have filed approximately 80 patent applications in the United States, in addition to applications filed in other countries, in order to protect lead compounds, gene discoveries and screening technology, and 22 United States patents have been issued to date on such applications. The patent position of biotechnology and pharmaceutical companies is highly uncertain and involves many complex legal and technical issues. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

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

WE DO NOT HAVE MANUFACTURING, MARKETING OR SALES CAPABILITIES.

   We do not have any experience in the manufacture of commercial quantities of drugs, and our current facilities and staff are inadequate for the commercial production or distribution of drugs. We intend to rely on our collaborative partners for the manufacturing, marketing and sales of any products which result from such collaborations. The current third-party manufacturer of our beta-lactam potential product has in the past encountered difficulties with the manufacture of such compound in sufficient quantities for clinical trial purposes. Manufacturers often encounter difficulties in scaling up to manufacture commercial quantities of pharmaceutical products. We cannot be certain that our current or any other manufacturer will not encounter similar delays in the scale-up to manufacture this or any other compound in commercial quantities in the future.

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

HEALTH CARE REFORM MEASURES MAY IMPACT PHARMACEUTICAL PRICING.

   The levels of revenue and profitability of pharmaceutical companies may be affected by continuing governmental efforts to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is already subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Cost control initiatives could decrease the price that we or our collaborative partners receive for any products which we or they may develop in the future which would adversely affect our business. Further, to the extent that such proposals or initiatives have a material adverse effect on our collaborative partners or potential collaborative partners, our ability to commercialize our potential products may be materially adversely affected.

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

WE DEPEND ON KEY PERSONNEL.

   We are highly dependent on management and scientific staff, including James
E. Rurka, our President and Chief Executive Officer, George H. Miller, Ph.D., our Senior Vice President - Research and Development, Donald D. Huffman, our Vice President of Finance and Corporate Development and on our other executive officers. Loss of the services of any key individual could have an adverse effect on the Company. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. We face intense competition for such personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. We cannot be certain that we will be able to attract and retain the personnel we require on acceptable terms.

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

WE HAVE CERTAIN ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS.

   Certain provisions of our Restated Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. Certain of these provisions allow us to issue Preferred Stock without any vote or further action by the stockholders, provide for staggered elections of our Board of Directors and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. None of these provisions provide for cumulative voting in the election of directors. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including
Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any stockholder owning fifteen percent or more of the Company's outstanding voting stock (interested stockholder) for a period of three years from the date a stockholder becomes an interested stockholder unless certain conditions are met. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of Microcide, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

VOLATILITY OF STOCK PRICE.

   The market price of our Common Stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Factors contributing to such volatility include:

-  results of pre-clinical studies and clinical trials by us or our competitors;

-  announcements of new collaborations;

- announcements of our technological innovations or new therapeutic products or that of our competitors;

- developments in our patent or other proprietary rights or that of our competitors, including litigation;

-  governmental regulation; and

-  healthcare legislation.

   Fluctuations in our operating results and market conditions for biotechnology stocks in general could have a significant impact on the volatility of the market price for our Common Stock and on the future price of our Common Stock.

WE HAVE NO INTENTION TO PAY DIVIDENDS.

   We have never paid any cash dividends on Microcide Common Stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

ITEM 2.  PROPERTIES

   The Company has three facilities consisting of approximately 84,170 square feet of leased laboratory and office space in Mountain View, California under lease agreements expiring in 2005. The Company has another building lease through 2005 in Mountain View, of approximately 18,040 square feet which has been sublet to another company through October 2003. The Company believes that its facilities are sufficient to accommodate the anticipated research and administrative needs of the Company through 2002. Thereafter, the Company believes that it will be able to secure adequate additional facilities for its continued operations.

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

                                               HIGH        LOW
                                              ------      -----
FISCAL YEAR 2000
     4th Quarter........................      $13.88      $3.25
     3rd Quarter........................       15.75       7.25
     2nd Quarter........................       13.13       5.28
     1st Quarter........................       26.00       8.06

FISCAL YEAR 1999
     4th Quarter........................       $9.25      $6.38
     3rd Quarter........................        7.34       4.63
     2nd Quarter........................        4.75       3.82
     1st Quarter........................        4.50       3.97

   As of February 8, 2001, there were 131 holders of record of Common Stock.

DIVIDEND POLICY

   The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

FINANCIAL RESULTS BY FISCAL QUARTERS (UNAUDITED)
(In thousands, except per share amounts)

                                         2000*                                  1999
                         -----------------------------------------------------------------------------
                          First    Second     Third    Fourth     First    Second     Third    Fourth
                         -----------------------------------------------------------------------------

Total revenues           $ 1,183   $ 1,571   $ 1,504   $ 1,606   $ 2,692   $ 1,545   $ 1,592   $ 3,619

Net loss before
 cumulative effect of
 change in accounting
 principle                (3,520)   (3,451)   (3,563)   (3,378)   (2,723)   (3,643)   (3,294)   (1,086)

Cumulative effect of
 change in accounting
 principle                  (183)       50        50        50        --        --        --        --

Net loss                  (3,703)   (3,401)   (3,513)   (3,328)   (2,723)   (3,643)   (3,294)   (1,086)

Basic and diluted net
 loss per share:

Net loss per share
 before cumulative
 effect of change in
 accounting principle     $(0.31)   $(0.31)   $(0.31)   $(0.29)   $(0.25)   $(0.33)   $(0.30)   $(0.10)

Cumulative effect of
 change in accounting
 principle                $(0.02)   $ 0.01        --        --        --        --        --        --

Net loss per share        $(0.33)   $(0.30)   $(0.31)   $(0.29)   $(0.25)   $(0.33)   $(0.30)   $(0.10)

-------------------
* The impact of the accounting change has resulted in an increase in total revenues of $50,000 per quarter for each of the four quarters of 2000.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                  2000           1999           1998           1997           1996
                                                --------       --------       --------       --------       --------
                                                               (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues ...........................      $  5,864       $  9,448       $ 11,181       $ 14,894       $ 11,273
Net loss .................................       (13,945)       (10,746)        (9,758)        (4,602)          (670)
Basic and diluted net loss per share .....         (1.23)         (0.97)         (0.89)         (0.43)         (0.10)
Shares used in computing basic and
 diluted net loss per share ..............        11,320         11,085         10,962         10,817          7,034

                                                                          DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  2000          1999          1998          1997          1996
                                                --------      --------      --------      --------      --------
                                                                         (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
 investments .............................      $ 12,589      $ 24,868      $ 33,192      $ 40,387      $ 47,508
Trade and other receivables ..............         7,575           139           111         1,026           169
Working capital ..........................         9,214        21,447        30,269        37,235        42,542
Total assets .............................        27,198        33,831        44,490        51,782        56,826
Long-term obligations ....................           603         2,164         3,039           450           952
Total stockholders' equity ...............        15,324        27,803        37,938        46,896        50,574

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Microcide is a biopharmaceutical company committed to the discovery, development and commercialization of novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's three discovery research platforms address the growing problems of antibiotic resistance and the need for improved antifungal and antiviral therapeutics. The Company's Cephalosporin Antibiotics and Efflux Pump Inhibition platforms focus on developing novel antibiotics and antibiotic potentiators (efflux inhibitors) to directly address existing bacterial and fungal resistance problems. Microcide's Microbial Genomics platform utilizes proprietary bacterial, fungal and viral genetics and genomics tools to discover entirely new classes of antimicrobial agents.

   As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with major pharmaceutical companies. Pursuant to the Company's collaborative agreements with J&J, Daiichi, Pfizer and Schering-Plough Animal Health (the Collaborative Agreements), the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable up-front payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs. In addition, the Company has derived other revenues principally through the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs.

   Through December 31, 2000, the Company had received in the aggregate $54.5 million in license fees, milestone payments and research support payments under the Collaborative Agreements. Research support funding for Daiichi and J&J concluded at the end of the first and fourth quarters of 1999, respectively. Research support funding from Daiichi resumed in the second quarter of 2000, and from J&J in the first quarter of 2001 pursuant to new agreements signed in December 2000. Microcide and Pfizer amended the collaboration agreement in March 2000 resulting in lower funding for the fifth year. Assuming none of the agreements are terminated prior to their scheduled expiration, the Company will be entitled to receive up to $13.2 million in research support payments.

   In the event that the Company and its collaborators achieve the specified research and product development milestones, Microcide will be entitled to receive milestone payments as follows: up to $16.5 million for the first parenteral product and up to $15.5 million for each additional parenteral product developed pursuant to the J&J Agreements, and up to $18.5 million for any orally absorbed product developed pursuant to the December 2000 amendment to the J&J Agreement. The December 2000 Natural Products Agreement signed with RWJPRI establishes potential milestone payments of $1.0 million. The Schering-Plough Animal Health Agreement signed in October 2000 contains potential milestone payments amounting to $3.3 million. The Pfizer Animal Health collaboration also provides for milestone payments, and similar to the Schering-Plough Agreement, at a lower level than those applicable to human health applications. Receipt of these milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. The Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

   In January 1998, the Company formed Iconix Pharmaceuticals, Inc. Iconix is a biotechnology company that plans to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. Through a private placement, Iconix arranged a $12.5 million equity investment from institutional investors during 1998. As of December 31, 2000, after giving effect to this investment, the equity investment by Motorola, Inc. in June 2000 associated with a corporate collaboration, and the stock option pool reserved for employees and consultants of Iconix, Microcide holds approximately 32% interest in Iconix, or 29% of Iconix's outstanding equity on a fully diluted basis. Microcide accounts for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix do not impact Microcide's statement of operations. Under the Core Technology Development and License Agreement, Microcide and Iconix worked together through January 14, 2001 to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, informatics and genome sciences. Under the Support Services Agreement, Microcide has provided Iconix with facilities and various business support services for which the Company received reimbursement. In addition, through the Antiviral and Surrogate Genetics Research Agreement, Microcide was obligated to provide Iconix with research support payments of up to $6.1 million for a three-year term. Microcide has made payments to Iconix of $1.5 million, $1.9 million and $823,000 during 2000, 1999 and 1998, respectively. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales. Microcide and Iconix did not extend the Core Technology Development and License Agreement beyond January 14, 2001, but Microcide will continue to provide Iconix with facilities and various business support services for which the Company will be reimbursed under an amended Support Services Agreement, currently under negotiation.

   Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the Collaborative Agreements. The Company expects to continue to incur operating losses in the future.

   This Report contains forward-looking statements which involve risks and uncertainties, including but not limited to statements concerning the continuation of the Company's Collaborative Agreements with its strategic partners and the continued receipt of research support payments and potential receipt of milestone payments thereunder, the successful development and commercialization of drugs and the receipt of royalties thereon or sales revenue therefrom, and the expected period of time the Company's existing financial resources will enable the Company to maintain its current and planned future operations. The Company's actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements. Factors that might cause a difference include risks inherent in the Company's business and the pharmaceutical industry in general, such as uncertainties with regard to the successful continuation of the research and development activities under the Collaborative Agreements and in the Company's own programs, the possible decision of a strategic partner to cancel a collaborative program, the achievement of research and product milestones, the successful completion of clinical trials and obtaining of required regulatory approvals, the achievement of product commercialization goals and the availability of adequate financing to support operations, as well as other factors set forth in this Form 10-K.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

   Revenues. Total revenues decreased 38% from $9.4 million in 1999 to $5.9 million in 2000. Research revenues decreased from $7.1 million in 1999 to $5.7 million in 2000 principally due the conclusion of the funded research portion of the collaboration with J&J in December 1999 and a reduction in research funding from Pfizer due to a contract amendment that modified the research plan. The decrease was partially offset by research revenues recognized from the joint research agreement signed with Daiichi in May 2000, and from the collaboration with SPAH announced in October 2000. Research revenue in 2000 also includes $200,000 of revenue included in the cumulative effect adjustment made on January 1, 2000 upon the adoption of a new revenue recognition policy. There were $58,000 in milestone revenues earned in 2000 as compared to $2.0 million in 1999 when a milestone fee was received from J&J for entry of the Company's cephalosporin product into Phase I clinical trials. Other revenues, consisting of short-term contract research payments and the sale of molecular diversity samples to other biotechnology companies for use in their research programs, were $122,000 in 2000 as compared to $335,000 in 1999.

   Research and Development Expenses. The Company's research and development expenses decreased 7% from $17.3 million in 1999 to $16.1 million in 2000. The decrease was due primarily to lower headcount and reduced compensation costs, as well as lower external research support expenses.

   General and Administrative Expenses. General and administrative expenses increased 10% from $4.0 million in 1999 to $4.4 million in 2000, due primarily to higher spending for outside services.

   Interest Income and Expense. Interest income decreased from $1.4 million in 1999 to $1.1 million in 2000 as a result of a decrease in average investment balances. Interest expense decreased from $345,000 to $251,000 as a result of a lower outstanding balance under an equipment financing arrangement.

   Net Loss. Net loss increased from $10.7 million in 1999 to $13.9 million in 2000 as a result of the items discussed above.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

   Revenues. Total revenues decreased 16% from $11.2 million in 1998 to $9.4 million in 1999. The Company received a $2.0 million milestone payment from the J&J research collaboration earned in conjunction with J&J's commencement of cephalosporin Phase I clinical trials in 1999. In comparison, there were no milestone revenues earned in 1998. Research revenues decreased from $11.1 million in 1998 to $7.1 million in 1999 principally due to the conclusion of the extended Daiichi research collaboration at the end of the first quarter of 1999, and reduced research funding during the extension period of the J&J collaboration, offset by revenues from the initiation of research under the Pfizer Animal Health agreement. Other revenues, consisting of the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs, were $335,000 in 1999 as compared to $40,000 in 1998.

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

   Interest Income and Expense. Interest income decreased from $1.9 million in 1998 to $1.4 million in 1999 as a result of a decrease in average investment balances. Interest expense increased from $32,000 to $345,000 as a result of borrowing $4.4 million in December 1998 under a three-year debt facility bearing an interest rate of approximately 11%.

   Net Loss. Net loss increased from $9.8 million in 1998 to $10.7 million in 1999 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing. As of December 31, 2000, the Company had received $66.2 million from the sale of equity and $54.5 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

   Cash, cash equivalents and short-term investments at December 31, 2000 were $12.6 million compared to $24.9 million at December 31, 1999. Trade and other receivables at December 31, 2000 were $7.6 million compared to $139,000 at December 31, 1999. During the first week of January 2001, the Company received approximately $6.4 million for the amounts due from J&J, in conjunction with the signing of new and amended agreements in December 2000. The decrease in cash was due primarily to the net loss during 2000 and the repayment of $1.4 million on its three-year debt obligations, offset by proceeds of $1.4 million received in conjunction with the sale of Common Stock to employees and consultants through the exercise of stock options. Net cash used in the Company's operations was $11.5 million in 2000 in contrast to net cash used by the Company's operations of $7.3 million in 1999.

   The Company invested $779,000 and $473,000 in 2000 and 1999, respectively, primarily for research capital expenditures. The Company does not expect to incur an increase in capital spending in 2001. At December 31, 2000, the Company had debt obligations of $1.9 million. The Company made principal payments under its debt obligations of $1.4 million in 2000.

   The Company expects that its existing capital resources, interest income and future payments due under the Collaborative Agreements will enable the Company to maintain current and planned operations at least through 2001. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including other collaborative arrangements, and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. On February 9, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to allow the Company to raise the first new equity capital since its initial public offering in 1996. Any such equity financing could result in dilution to the Company's existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research programs.

   The Company has not generated significant taxable income to date. At December 31, 1999, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $38.0 million. Because the Company has experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2020 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce the Company's federal income tax liabilities.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). The Company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. Microcide does not currently engage in hedging activities; adoption of SFAS 133 is expected to have no material impact on Microcide's financial condition and results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to upfront license payments recognized in prior periods of $233,000. Of this amount, $200,000 was recognized in revenue in 2000, and the remainder will be recognized in 2001 as the Company fulfills its obligations under the contract. The cumulative effect was the result of the change in the Company's policy related to the recognition of upfront nonrefundable license payments received under collaborative agreements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

   The fair value of the Company's investments in marketable securities at December 31, 2000 was $11.5 million, with a weighted average-maturity of 210 days and a weighted-average interest rate of 6.77%. The fair value of the Company's investments in marketable securities at December 31, 1999 was $20.5 million, with a weighted average-maturity of 211 days and a weighted-average interest rate of 5.66%. The decrease in investments was primarily due to a decrease in revenues earned for the year. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity. See also Note 4 to Financial Statements.

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

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   Information required by this item will be contained in the Company's Notice of 2001 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information required by this item will be contained in the Company's Notice of 2001 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by this item will be contained in the Company's Notice of 2001 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by this item will be contained in the Company's Notice of 2001 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

   1. List of Financial Statements. The following financial statements of Microcide Pharmaceuticals, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

      Balance Sheets as of December 31, 2000 and 1999, Statements of Operations for the years ended December 31, 2000, 1999 and 1998, Statement of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998, Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998, and Notes to Financial Statements (pages F-1 to F-17).

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

   3. List of exhibits required by Item 601 of Regulation S-K.

   The following exhibits are filed as part of, or incorporated by reference into, this report.

   EXHIBITS                               DESCRIPTION
   --------                               -----------
     2.1        Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) Series A
                Preferred Stock Purchase Agreement.(2)

     2.2*       Core Technology Development and License Agreement by and between
                Microcide Pharmaceuticals, Inc. and Iconix Pharmaceuticals, Inc.
                (formerly EpiGenix, Inc.)(2)

     2.3*       Antiviral and Surrogate Genetics Research Collaboration
                Agreement by and between Microcide Pharmaceuticals, Inc. and Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)(2)

     3.2        Restated Certificate of Incorporation of the Registrant.(1)

     3.5        Bylaws of the Registrant.(1)

     4.2        Form of Common Stock Certificate.(1)

     4.3 Series A Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated May 10,
                1993.(1)

     4.4 Series B Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated May 10,
                1993.(1)

     4.5 Series C Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated June
                10, 1994.(1)

     4.6 Series B Preferred Warrant Agreement between Comdisco, Inc. and the Registrant dated September 1, 1993.(1)

     4.7 Series C Preferred Warrant Agreement between Comdisco, Inc. and the Registrant dated September 1, 1993.(1)

    10.1        Information and Registration Rights Agreement, dated June 29,
                1994 as amended.(1)

    10.2        1993 Amended Incentive Stock Plan.(1)

    10.3        1996 Employee Stock Purchase Plan.(1)

    10.4        1996 Director Option Plan.(1)

    10.5        401(k) Plan.(1)

    10.6*       Research and License Agreement between the Registrant and Ortho
                Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical
                Research Institute dated October 24, 1995.(1)

    10.7*       Research and License Agreement between the Registrant and Ortho
                Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical
                Research Institute dated October 24, 1995.(1)

    10.8*       Joint Research Agreement between the Registrant and Daiichi
                Pharmaceutical Co., Ltd. dated November 6, 1995.(1)

    10.9*       Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated March 1, 1996.(1)

    10.10*      License and Royalty Agreement between the Registrant and Pfizer
                Inc dated March 1, 1996.(1)

    10.11       Master Lease Agreement between Dominion Ventures, Inc. and the
                Registrant, dated May 10, 1993, as amended on

   EXHIBITS                               DESCRIPTION
   --------                               -----------
                June 10, 1994 and November 22, 1994.(1)

    10.12       Master Lease Agreement between the Registrant and Comdisco, Inc.
                dated September 1, 1993.(1)

    10.13 Lease Agreement between the Registrant and Portola Land Company dated April 1993.(1)

    10.14 Form of Indemnification Agreement between the Registrant and its Officers and Directors.(1)

    10.15       Employment Agreement dated January 31, 1994 between the
                Registrant and James E. Rurka.(1)

    10.16       Employment Agreement dated December 23, 1992 between the
                Registrant and Keith A. Bostian, Ph.D.(1)

    10.17       Lease Agreement commencing November 1, 1996 between the
                Registrant and Logue Investments L.P., a California limited partnership.(3)

    10.18*      Synthetic Compound Purchase Agreement between the Registrant and
                Daiichi Pharmaceutical Co., Ltd. dated June 25, 1997.(4)

    10.19       Sublease agreement between the Registrant, Quickturn Design
                Systems, Inc. and Portola Land Co. dated September 1997.(5)

    10.20       Sub-sublease agreement between the Registrant, Alpha Blox
                Corporation, Quickturn Design Systems, Inc. and Portola Land Co.
                dated September 1997.(5)

    10.21       Consulting Agreement dated January 14, 1998 between the
                Registrant and Keith Bostian, Ph.D.(6)

    10.22       Lease Agreement between the Registrant and Portola Land Co.
                dated May 11, 1998.(7)

    10.23       Promissory Note between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998.(9)

    10.24       Security Agreement between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998.(9)

    10.25+      Amendment of Research and License Agreement between the
                Registrant and Ortho Pharmaceutical Corporation and the R.W.
                Johnson Pharmaceutical Research Institute dated October 23,
                1998.(9)

    10.26+      Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated January 13, 1999.(9)

    10.27+      License and Royalty Agreement between the Registrant and Pfizer
                Inc dated January 13, 1999.(9)

    10.28 Preferred Shares Rights Agreement dated February 2, 1999 between the Registrant and Chase Mellon Shareholder Services, L.L.C.(8)

    10.29+      Amendment to Joint Research Agreement between the Registrant and
                Daiichi Pharmaceutical Co., Ltd. dated February 4, 2000.(10)

    10.30+      Amendment to Collaborative Research Agreement between the
                Registrant and Pfizer Inc. dated March 1, 2000.(10)

    10.31+      Research Agreement by and between the Registrant and Daiichi
                Pharmaceutical Co., Ltd. dated May 8, 2000.(11)

    10.32+      Amendment of Research and License Agreement between the
                Registrant and Ortho Pharmaceutical Corporation and the R.W.
                Johnson Pharmaceutical Research Institute dated December 19,
                2000.

    23.1        Consent of Ernst & Young LLP, Independent Auditors.

    24.1        Power of Attorney (see page 40).


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

(10) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission and dated June 19, 2000.

(11) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended June 30, 2000, filed with the Securities and Exchange Commission and dated August 14, 2000.

----------

*   Confidential Treatment granted

+   Confidential Treatment requested

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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


                                 MICROCIDE PHARMACEUTICALS, INC.
                                 a Delaware Corporation


                                 By: /s/   JAMES E. RURKA
                                     -------------------------------------------
                                           James E. Rurka
                                           President and Chief Executive Officer

                                 Date:     March 1, 2001


                                POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Rurka, attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may cause to be done by virtue hereof.

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

                  SIGNATURE                                   TITLE                                DATE
                  ---------                                   -----                                ----
/s/            JAMES E. RURKA                  President, Chief Executive Officer and       March 1, 2001
--------------------------------------------   Director (Principal Executive Officer)
                James E. Rurka

/s/           DONALD D. HUFFMAN                Chief Financial Officer (Principal           March 1, 2001
--------------------------------------------   Financial Officer)
              Donald D. Huffman

/s/            JOHN P. WALKER                  Chairman of the Board of Directors           March 1, 2001
--------------------------------------------
               John P. Walker

/s/        KEITH A. BOSTIAN, Ph.D.             Director                                     March 1, 2001
--------------------------------------------
           Keith A. Bostian, Ph.D.

/s/        DANIEL L. KISNER, M.D.              Director                                     March 1, 2001
--------------------------------------------
           Daniel L. Kisner, M.D.

/s/      HUGH Y. RIENHOFF, JR., M.D.           Director                                     March 1, 2001
--------------------------------------------
         Hugh Y. Rienhoff, Jr., M.D.

/s/          DAVID SCHNELL, M.D.               Director                                     March 1, 2001
--------------------------------------------
             David Schnell, M.D.

/s/           MARK B. SKALETSKY                Director                                     March 1, 2001
--------------------------------------------
              Mark B. Skaletsky

                         MICROCIDE PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.........................   F-2

Financial Statements:
      Balance Sheets......................................................   F-3
      Statements of Operations............................................   F-4
      Statement of Stockholders' Equity...................................   F-5
      Statements of Cash Flows............................................   F-6
      Notes to Financial Statements.......................................   F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Microcide Pharmaceuticals, Inc.

      We have audited the accompanying balance sheets of Microcide Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microcide Pharmaceuticals, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the Financial Statements, in 2000, the Company changed its method of accounting for revenue recognition.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 2, 2001

                         MICROCIDE PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                   DECEMBER 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
ASSETS
Current assets:
   Cash and cash equivalents ..........................      $  3,744       $  5,660
   Short-term investments .............................         8,845         19,208
   Trade and other receivables ........................         7,575            139
   Prepaid expenses and other current assets ..........           321            304
                                                             --------       --------
Total current assets ..................................        20,485         25,311

Property and equipment, net ...........................         5,856          7,592
Other assets ..........................................           857            928
                                                             --------       --------
                                                             $ 27,198       $ 33,831
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................      $    566       $    358
   Accrued compensation ...............................           879            984
   Current portion of notes payable ...................         1,597          1,440
   Deferred revenue ...................................         7,323            387
   Other accrued liabilities ..........................           906            695
                                                             --------       --------
Total current liabilities .............................        11,271          3,864

Long-term portion of notes payable ....................           309          1,907
Accrued rent ..........................................           294            257
Stockholders' equity:
   Preferred stock, par value $0.001; 5,000,000
      shares authorized; no shares issued and
      outstanding .....................................            --             --
   Common stock, par value $0.001; 50,000,000
      shares authorized, 11,410,847 and 11,146,789
      shares issued and outstanding at
      December 31, 2000 and 1999, respectively ........        68,483         67,112
   Accumulated deficit ................................       (53,188)       (39,243)
   Accumulated other comprehensive gain (loss)  .......            29            (66)
                                                             --------       --------
Total stockholders' equity ............................        15,324         27,803
                                                             --------       --------
                                                             $ 27,198       $ 33,831
                                                             ========       ========

                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                              2000          1999          1998
                                                                            --------      --------      --------
Revenues:
   Research revenues ..................................................     $  5,684      $  7,113      $ 11,141
   Milestone revenues .................................................           58         2,000            --
   Other revenues .....................................................          122           335            40
                                                                            --------      --------      --------
Total revenues ........................................................        5,864         9,448        11,181

Operating expenses:
   Research and development ...........................................       16,082        17,288        18,806
   General and administrative .........................................        4,353         3,956         3,971
                                                                            --------      --------      --------
Total operating expenses ..............................................       20,435        21,244        22,777
                                                                            --------      --------      --------

Loss from operations ..................................................      (14,571)      (11,796)      (11,596)

Interest and other income .............................................        1,110         1,395         1,870
Interest expense ......................................................         (251)         (345)          (32)
                                                                            --------      --------      --------
Net loss before cumulative effect of change in accounting principle ...      (13,712)      (10,746)       (9,758)

Cumulative effect of change in accounting principle ...................         (233)           --            --
                                                                            --------      --------      --------
Net loss ..............................................................     $(13,945)     $(10,746)     $ (9,758)
                                                                            ========      ========      ========

Basic and diluted net loss per share:
Net loss before cumulative effect of change in accounting principle ...     $  (1.21)     $  (0.97)     $  (0.89)
Cumulative effect of change in accounting principle ...................        (0.02)           --            --
                                                                            --------      --------      --------
Net loss per share ....................................................     $  (1.23)     $  (0.97)     $  (0.89)
                                                                            ========      ========      ========

Pro forma amounts assuming accounting change was applied retroactively:
   Net loss ...........................................................     $(13,945)     $ (9,983)     $ (8,808)
                                                                            ========      ========      ========
   Basic and diluted net loss per share ...............................     $  (1.23)     $  (0.90)     $  (0.80)
                                                                            ========      ========      ========

Shares used in computing basic and diluted net loss per share .........       11,320        11,085        10,962

                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                      (In thousands, except share amounts)

                                                                                        ACCUMULATED
                                                                                           OTHER          TOTAL
                                                COMMON       DEFERRED     ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                                 STOCK     COMPENSATION     DEFICIT    INCOME (LOSS)     EQUITY
                                               --------    ------------   -----------  -------------  -------------
Balances at December 31, 1997 ............     $ 66,930      $ (1,251)     $(18,739)     $    (44)     $ 46,896
Net loss .................................           --            --        (9,758)           --        (9,758)
Net unrealized gain on securities
   available-for-sale ....................           --            --            --            41            41
                                                                                                       --------
Comprehensive loss .......................                                                               (9,717)
Issuance of 38,773 shares of common
   stock under the employee stock
   purchase plan .........................          202            --            --            --           202
Issuance of 71,613 shares of common
   stock due to options exercised by
   employees and consultants .............           34            --            --            --            34
Reversal of deferred compensation
   for terminated employees ..............         (264)          264            --            --            --
Amortization of deferred compensation ....           --           523            --            --           523
                                               --------      --------      --------      --------      --------
Balances at December 31, 1998 ............       66,902          (464)      (28,497)           (3)       37,938
Net loss .................................           --            --       (10,746)           --       (10,746)
Net unrealized loss on securities
   available-for-sale ....................           --            --            --           (63)          (63)
                                                                                                       --------
Comprehensive loss .......................                                                              (10,809)
Issuance of 48,406 shares of
   common stock under the employee
   stock purchase plan ...................          160            --            --            --           160
Issuance of 29,679 shares of common
   stock due to options exercised by
   employees and consultants .............           50            --            --            --            50
Issuance of 51,275 shares of common
   stock under vendor warrant
   agreements ............................           --            --            --            --            --
Amortization of deferred compensation ....           --           464            --            --           464
                                               --------      --------      --------      --------      --------
Balances at December 31, 1999 ............       67,112            --       (39,243)          (66)       27,803
Net loss .................................           --            --       (13,945)           --       (13,945)
Net unrealized gain on securities
   available-for-sale ....................           --            --            --            95            95
                                                                                                       --------
Comprehensive loss .......................                                                              (13,850)
Issuance of 26,191 shares of
   common stock under the employee
   stock purchase plan ...................          192            --            --            --           192
Issuance of 237,867 shares of common
   stock due to options exercised by
   employees and consultants .............        1,179            --            --            --         1,179
                                               --------      --------      --------      --------      --------
Balances at December 31, 2000 ............     $ 68,483      $     --      $(53,188)     $     29      $ 15,324
                                               ========      ========      ========      ========      ========

                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                Increase (Decrease) In Cash and Cash Equivalents

                                                                                 YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                           2000           1999           1998
                                                                         --------       --------       --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss ..........................................................      $(13,945)      $(10,746)      $ (9,758)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ..................................         2,515          2,636          2,874
   Amortization of deferred compensation ..........................            --            464            523
   Accrued rent ...................................................            37            130            (99)
   Changes in assets and liabilities:
      Trade and other receivables .................................        (7,436)           (28)           915
      Prepaid expenses and other current assets ...................           (17)           175           (221)
      Other assets ................................................            71             25           (382)
      Accounts payable ............................................           208           (284)        (1,018)
      Accrued compensation and other liabilities ..................           106            237             64
      Deferred revenue ............................................         6,936             87           (486)
                                                                         --------       --------       --------
Net cash used in operating activities .............................       (11,525)        (7,304)        (7,588)
                                                                         --------       --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of short-term investments ................................        (7,542)       (32,280)       (85,790)
Maturities of short-term investments ..............................        18,000         38,407         89,057
Capital expenditures ..............................................          (779)          (473)        (3,089)
                                                                         --------       --------       --------
Net cash provided by investing activities .........................         9,679          5,654            178
                                                                         --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations ...................            (4)           (41)          (795)
Principal payments on equipment financing..........................        (1,437)        (1,088)            --
Proceeds from debt financing ......................................            --            435          4,000
Proceeds from issuances of common stock............................         1,371            210            236
                                                                         --------       --------       --------
Net cash provided by (used in) financing activities ...............           (70)          (484)         3,441
                                                                         --------       --------       --------

Net decrease in cash and cash equivalents .........................        (1,916)        (2,134)        (3,969)
Cash and cash equivalents at beginning of period ..................         5,660          7,794         11,763
                                                                         --------       --------       --------
Cash and cash equivalents at end of period ........................      $  3,744       $  5,660       $  7,794
                                                                         ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid .....................................................      $    251       $    345       $     32
                                                                         ========       ========       ========

                             See accompanying notes.

                         MICROCIDE PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Presentation

      Microcide Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company whose mission is to discover, develop and commercialize novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's three discovery research platforms address the growing problems of antibiotic resistance and the need for improved antifungal and antiviral therapeutics. The Company's Cephalosporin Antibiotics and Efflux Pump Inhibition platforms focus on developing novel antibiotics and antibiotic potentiators (efflux inhibitors) to directly address existing bacterial and fungal resistance problems. Microcide's Microbial Genomics platform utilizes proprietary bacterial, fungal and viral genetics and genomics tools to discover entirely new classes of antimicrobial agents.

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

      In January 1998, Microcide formed Iconix Pharmaceuticals, Inc. (Iconix), a biotechnology company which seeks to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. At December 31, 2000, Microcide holds approximately 32% of Iconix's outstanding equity, or 29% on a fully diluted basis. Microcide accounts for its investment using the equity method of accounting and since Microcide's investment has a zero book basis, the losses of Iconix do not impact Microcide's statement of operations.

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

      Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000 and 1999, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders' equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

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

      Revenue Recognition

      Revenues related to research contracts are recognized over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis and the Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which is generally recognized on a ratable basis as the research services are performed. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Upfront, non-refundable license payments received at the inception of a collaboration agreement are recognized over the expected research term on a ratable basis. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development following a screening effort, the commencement of clinical trials or receipt of regulatory approvals. The Company reports other revenues which principally related to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs.

      The Company previously recognized non-refundable upfront license fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for non-refundable license fees to recognize such fees over the term of the related research collaboration agreement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements. The $233,000 cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that will be recognized as revenue over the remaining contractual term of the collaborative research and development agreement. During the year ended December 31, 2000, Microcide recognized $200,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000, which had the effect of decreasing the net loss by the same amount. For the year ended December 31, 2000, the impact of the change in accounting was to increase the loss before cumulative effect of the accounting change by $3.3 million, or $0.29 per share, comprised of $3.5 million of upfront license fees which would have been recognized as revenue upon receipt under the Company's prior accounting policy, offset by the $200,000 recognized from the cumulative effect adjustment. The remainder of the deferred revenue related to the cumulative effect will be recognized as revenue in the quarter ended March 31, 2001. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

      Stock-Based Compensation

      In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying stock on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized.

      Net Loss Per Share

      The Company's basic and diluted net loss per share amounts have been computed using the weighted-average number of shares of common stock outstanding during the period. Had the Company been in a net income position, diluted earnings per share for 2000, 1999 and 1998 would have included an additional 455,000, 226,000, and 349,000 shares, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method).

      Comprehensive Loss

      In accordance with Statement of Financial Accounting Standard No. 130, (SFAS 130), "Reporting Comprehensive Income," the Company presents comprehensive income (loss) and its components in the Statement of Stockholders' Equity.

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

      Other Recent Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133). The Company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. As Microcide does not currently engage in hedging activities or hold derivatives, the adoption of SFAS 133 is expected to have no material impact on Microcide's financial condition and results of operations.

      Reclassifications

      Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2.    COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

      Johnson & Johnson

      In October 1995, the Company entered into a research and development agreement with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson collectively referred to as "J&J", to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The agreement provided for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. J&J subsequently exercised its option to extend the research collaboration with respect to beta-lactam antibiotics for an additional year, which concluded at the end of 1999. J&J received exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by J&J, provided that the Company has the right to undertake certain co-promotion activities in North America, subject to J&J approval. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, J&J made a nonrefundable $3,000,000 up-front license payment to the Company, and an affiliate of J&J made an equity investment of $5,000,000. In November 1999, J&J made a $2,000,000 milestone payment in conjunction with J&J's commencement of cephalosporin Phase I clinical trials. In December 2000, the Company extended the original agreement with J&J one year to include the development of a new chemical series of cephalosporins with similar spectrum and potency, and with the potential for oral bioavailability. Under the terms of the agreement, J&J was obligated to pay a non-refundable up-front license payment of $3,000,000 and $2,125,000 in research support for the additional one-year term. The Company received these payments during the first week of January 2001. Total revenue recognized under the agreement for the years ended December 31, 2000, 1999 and 1998 was nil, $3,384,000, and $3,206,000, respectively.

      In December 2000, the Company signed a new research and license agreement with RWJPRI, an affiliate of J&J. Under the terms of the agreement, Microcide will make available to RWJPRI its Natural Products Extract collection for screening by RWJPRI in their proprietary assays. The agreement provides for certain revenue payments, including an up-front license fee, a library access fee and additional research support payments for the two-year term of the agreement.

      Daiichi Pharmaceutical Co. Ltd.

      In November 1995, the Company entered into a research and development agreement with Daiichi Pharmaceutical Co. Ltd. (Daiichi) to discover and develop antibiotics and antibiotic potentiators, acting through inhibition of efflux pumps, primarily targeted at Pseudomonas. The agreement provided for certain revenue payments, including payments for research and development costs for two years and nine months commencing July 1, 1995 and for reaching certain research and development goals. Daiichi subsequently exercised its option to extend the research collaboration for an additional year, which concluded at the end of the first quarter of 1999. In February 2000, the agreement was amended to focus on advancing a particular class of efflux pump inhibitors for pre-clinical development. In May 2000, the Company and Daiichi agreed to continue joint research in this area for an additional year during which Daiichi will provide research support payments, with the goal of selecting compounds for pre-clinical development. The development, manufacturing and sale of drugs resulting from the collaboration would be conducted by Daiichi, subject to the Company's right to co-promote such drugs in North America. If development efforts result in a marketable product, the Company would receive royalty payments based on product sales. Total research revenue recognized under the agreements for the years ended December 31, 2000, 1999 and 1998 was $1,496,000, $875,000, and $3,749,000,
respectively.

      Pfizer Inc.

      In March 1996, the Company entered into a research and development agreement with Pfizer Inc. (Pfizer) to implement genetics-based screening technology to identify and subsequently develop antibacterial products. The agreement provides for certain revenue payments, including payments for research and development costs for five years and for reaching certain research and development goals. In connection with the agreement, Pfizer made a $1,000,000 up-front license payment and a $5,000,000 equity investment. In March 2000, Pfizer and the Company amended the agreement to shift research focus from optimization of a lead compound series identified during the screening phase to a biology-focused investigation of the essential gene targets. In conjunction with this shift in focus, funding for the fifth year was at a reduced amount. This agreement concludes at the end of February 2001. Revenue recognized under the agreement for the years ended December 31, 2000, 1999 and 1998 was $2,650,000, $4,200,000, and $4,186,000, respectively.

      In January 1999, the Company expanded its existing antibiotic research collaboration with Pfizer to include a focused effort on new genetic targets for discovery of novel approaches to the control of bacterial infections important in animal health. The agreement provides for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. Pfizer received exclusive worldwide rights to products developed during the collaboration. The development, manufacture and sale of products resulting from the collaboration will be conducted by Pfizer, subject to the Company's right to co-promote such products in North America. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. Revenue recognized under the agreement for the years ended December 31, 2000 and 1999 was $630,000 and $604,000, respectively.

      Schering-Plough Animal Health

      In October 2000, the Company signed a research and license agreement with Schering-Plough Animal Health (SPAH) for joint research to discover and develop improved veterinary antimicrobial drugs using Microcide's technology and knowledge of bacterial efflux pumps and other resistance mechanisms that limit drug effectiveness. The agreement provides for an up-front license fee, payments for research and development costs for two years and milestone payments for reaching certain research and development goals. SPAH will have worldwide rights to products resulting from the collaboration. Revenue recognized under the agreement for the year ended December 31, 2000 was $671,000.

      Costs related to research revenues under the above agreements for the years ended December 31, 2000, 1999 and 1998 approximated the related research revenue recognized (exclusive of license and milestone fees).

      Iconix Pharmaceuticals, Inc.

      In January 1998, Microcide and Iconix entered into several collaborative agreements. Through the Core Technology Development and License Agreement, Microcide and Iconix have worked together over the three-year term to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. For the years ended December 31, 2000, 1999 and 1998, projects jointly undertaken pursuant to this agreement resulted in a cost to Microcide of approximately $238,000, $515,000 and $274,000, respectively, reduced by $4,000, $130,000 and nil for research services to Iconix, respectively. Through the Antiviral and Surrogate Genetics Research Collaboration, Iconix has applied its Surrogate Genetics technology to a number of viral disease targets in the search for novel inhibitors. Microcide incurred research expenses pursuant to the antiviral collaboration of approximately $1,528,000, $1,873,000 and $823,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Microcide is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the collaboration and, if specified research and development milestones are achieved, will be obligated to pay Iconix milestone payments of up to $11.0 million for the first product and up to $10.5 million for each subsequent product, in addition to royalties on worldwide sales. Pursuant to the Support Services Agreement, Microcide provided Iconix with facilities and various business support services for which Microcide was reimbursed. For the years ended December 31, 2000, 1999 and 1998, Microcide received approximately $1,067,000, $1,108,000 and $763,000, respectively, from Iconix pursuant to the Support Services Agreement which it treated as a reduction of expenses. Microcide and Iconix did not extend the Core Technology Development and License Agreement beyond January 14, 2001, the scheduled conclusion, but Microcide will continue to provide Iconix with facilities and various business support services under an amended Support Services Agreement, which is currently under negotiation, that provides for reimbursement to the Company.

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                                DECEMBER 31,
                                                                                          -----------------------
                                                                                            2000           1999
                                                                                          --------       --------
                                                                                               (In thousands)
Laboratory and office equipment .....................................................     $ 10,526       $  9,919
Leasehold improvements ..............................................................       10,071          9,899
                                                                                          --------       --------
                                                                                            20,597         19,818
Less accumulated depreciation and amortization ......................................      (14,741)       (12,226)
                                                                                          --------       --------
Property and equipment, net .........................................................     $  5,856       $  7,592
                                                                                          ========       ========

      Properties leased under capital leases are included above with a cost of approximately $20,000 and with accumulated amortization of approximately $9,000 and $5,000 at December 31, 2000 and 1999, respectively. Under an equipment financing arrangement with a lender, a security agreement was executed in December 1998, granting a lien and security interest to specific property of the Company (see Note 5).

4.    INVESTMENTS

The following is a summary of available-for-sale securities as of:

                                                                        AVAILABLE-FOR-SALE SECURITIES
                                                            -----------------------------------------------------
                                                                             GROSS          GROSS       ESTIMATED
                                                            AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                               COST          GAINS         LOSSES         VALUE
                                                            ---------     ----------     ----------     ---------
                                                                               (In thousands)
December 31, 2000
Cash equivalents and short-term investments:
Money market funds ....................................      $  2,654      $     --       $     --       $  2,654
Corporate debt securities .............................         8,816            29             --          8,845
                                                             --------      --------       --------       --------
                                                             $ 11,470      $     29       $     --       $ 11,499
                                                             ========      ========       ========       ========
December 31, 1999
Cash equivalents and short-term investments:
Money market funds ....................................      $  1,333      $     --       $     --       $  1,333
Corporate debt securities .............................        19,271             3            (66)        19,208
                                                             --------      --------       --------       --------
                                                             $ 20,604      $      3       $    (66)      $ 20,541
                                                             ========      ========       ========       ========

      Maturities of securities available-for-sale were as follows:

                                               AS OF DECEMBER 31,
                                ------------------------------------------------
                                         2000                     1999
                                ----------------------    ----------------------
                                             ESTIMATED                 ESTIMATED
                                AMORTIZED      FAIR       AMORTIZED      FAIR
                                   COST        VALUE         COST        VALUE
                                ---------    ---------    ---------    ---------
                                                 (In thousands)
Due in less than 1 year ...      $ 9,681      $ 9,682      $18,591      $18,545
Due in 1 to 2 years .......        1,789        1,817        2,013        1,996
                                 -------      -------      -------      -------
                                 $11,470      $11,499      $20,604      $20,541
                                 =======      =======      =======      =======

5.    LEASES AND DEBT FINANCING

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

      The Company leases its office and research facilities under various operating leases whose terms expire in 2005. The Company has options to extend its facilities leases for an additional five years. Future principal payments on equipment loans and minimum lease payments under noncancelable leases are as follows:

                                                                 EQUIPMENT     OPERATING
                                                                 FINANCING       LEASES
                                                                 ---------     ---------
                                                                      (IN THOUSANDS)
Year ended December 31,
2001 .......................................................      $ 1,597       $ 2,064
2002 .......................................................          291         2,142
2003 .......................................................           18         2,221
2004 .......................................................           --         2,299
2005 .......................................................           --         1,770
                                                                  -------       -------
Total minimum principal and lease payments, respectively ...        1,906       $10,496
                                                                                =======
Less current portion of principal payments .................       (1,597)
                                                                  -------
Noncurrent portion of principal payments ...................      $   309
                                                                  =======

Rent expense for operating leases was approximately $1,329,000, $1,149,000, and $1,215,000; net of rental income of $478,000, $445,000 and $422,000 in 2000,
1999 and 1998, respectively.

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

      1996 Stock Purchase Plan

      During 1996, the shareholders ratified the adoption of the 1996 Employee Stock Purchase Plan (Purchase Plan). The Company has reserved 220,000 shares of common stock for issuance to employees. Under the Purchase Plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. At December 31, 2000, 73,476 shares of stock remained available for future purchase under the Purchase Plan.

      1996 Director Option Plan

      During 1996, the shareholders approved the 1996 Directors' Stock Option Plan (Director Plan). The Company has reserved 150,000 shares of common stock for issuance to non-employee directors pursuant to options granted under this Plan. The Director Plan provides for the automatic grant of an option (First Option) to purchase 16,000 shares of Common Stock to each non-employee director provided that such director was not an employee director of the Company immediately prior to becoming a non-employee director. Each non-employee director, whether or not eligible to receive a First Option, is automatically granted an option to purchase 4,000 shares of Common Stock (Subsequent Option) each year on the date of the Company's annual stockholders meeting, if on such date he or she has served on the Board for at least six months. First Options and Subsequent Options have terms of ten years. First Options vest and become exercisable as to 1/6th of the shares subject to the option six months after the date of grant, and as to 1/36th of the shares each month thereafter. Subsequent Options vest as to 1/12th of the shares subject to the option each month after the date of grant. The exercise prices of First Options and Subsequent Options are 100% of the fair market value per share of the Common Stock, generally determined with reference to the closing price of the Common Stock as reported on the Nasdaq National Market on the date of grant.

      1993 Amended Incentive Stock Plan

      At the Annual Shareholders' Meeting held on June 15, 2000, the shareholders approved the amendment of the 1993 Amended Incentive Stock Plan (the Plan), thereby increasing the number of shares of common stock reserved for issuance by 450,000. The total number of shares of common stock now reserved for issuance under the Plan is 3,030,000.

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

      Combined activity under the Director Option Plan and Amended Incentive Stock Option Plan was as follows:

                                        NUMBER OF     RANGE OF EXERCISE   WEIGHTED-AVERAGE
                                          SHARES           PRICES          EXERCISE PRICE
                                       -----------    -----------------   ----------------
Balance at December 31, 1997 ....        1,105,586       $0.20-$14.00         $ 7.50
   Options granted ..............          683,845       $3.81-$12.12         $ 6.58
   Options exercised ............          (71,613)      $0.20-$2.50          $ 0.42
   Options canceled .............         (286,472)      $0.38-$12.50         $10.99
                                       -----------
Balance at December 31, 1998 ....        1,431,346       $0.20-$14.00         $ 6.71
   Options granted ..............          502,853       $3.94-$6.97          $ 5.32
   Options exercised ............          (29,679)      $0.20-$6.25          $ 1.70
   Options canceled .............         (282,333)      $0.38-$12.25         $ 8.11
                                       -----------
Balance at December 31, 1999 ....        1,622,187       $0.20-$14.00         $ 6.13
   Options granted ..............          556,069       $4.94-$22.00         $ 9.63
   Options exercised ............         (237,867)      $0.20-$12.50         $ 4.95
   Options canceled .............         (160,194)      $2.50-$16.88         $ 6.90
                                       -----------
Balance at December 31, 2000 ....        1,780,195       $0.20-$22.00         $ 7.31
                                       ===========

      Under the Amended Incentive Stock Option Plan, options to purchase 781,331 and 729,121 shares of common stock were exercisable at December 31, 2000 and 1999, respectively. At December 31, 2000, 594,788 shares remained available for grant under the Amended Incentive Stock Option Plan. Through December 31, 2000, 200,000 shares of common stock have been issued pursuant to stock purchase rights granted under the Plan.

      Under the Director Plan, of the 120,000 options outstanding, 88,667 options were exercisable at December 31, 2000. At December 31, 2000, 30,000 shares remained available for grant under the Director Plan.

      The options outstanding at December 31, 2000 have been segregated into four ranges for additional disclosure as follows:

                              OPTIONS OUTSTANDING                    EXERCISABLE OPTIONS
                    -------------------------------------------     ----------------------
                                                  WEIGHTED-
                                   WEIGHTED-       AVERAGE                       WEIGHTED-
    RANGE OF                        AVERAGE       REMAINING                       AVERAGE
    EXERCISE                       EXERCISE    CONTRACTUAL LIFE                  EXERCISE
     PRICES           NUMBER        PRICES        (IN YEARS)          NUMBER      PRICES
--------------      ---------      --------    ----------------     ---------    ---------
 $0.20-$2.50          220,401       $ 1.67           4.94            220,401      $ 1.67
 $3.938-$5.125        618,769         4.83           8.66            203,360        4.80
 $5.438-$10.25        537,733         7.36           8.40            199,790        7.92
$10.375-$22.00        403,292        14.11           7.47            246,447       12.34
                    ---------                                        -------
                    1,780,195         7.31           7.85            869,998        6.86
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

      The Company has recorded $2,315,000 in deferred compensation (net of reversals for stock option cancellations) pursuant to APB 25 for the difference between the grant price and the deemed fair value of the Company's common stock for certain options in the 12-month period prior to the Company's initial public offering. The Company also recorded deferred compensation for stock options granted to consultants. The deferred compensation was fully amortized to expense at December 31, 1999.

      Pro forma information regarding the net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following assumptions for 2000, 1999 and 1998: weighted-average volatility factor of 0.82, 0.7 and 0.75, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 6.2%, 5.34% and 4.76%, respectively; and a weighted-average expected life of 3.85,
3.87 and 3.63 years, respectively.

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

      Based upon the above methodology, the weighted-average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $5.96, $2.93 and $3.51, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options' vesting period. The Company's pro forma information is as follows:

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                  2000           1999            1998
                                             -------------   -------------   -------------
Net loss as reported ....................    $(13,945,077)   $(10,745,770)   $ (9,758,319)
Pro forma net loss ......................    $(15,887,915)   $(11,665,817)   $(10,601,000)
Net loss per share as reported ..........    $      (1.23)   $      (0.97)   $      (0.89)
Pro forma net loss per share ............    $      (1.40)   $      (1.05)   $      (0.97)

7.    NOTES RECEIVABLE FROM RELATED PARTIES

      At December 31, 2000, the Company had notes receivable from employees in the amount of $674,000. These notes generally bear interest at 6%, are secured by property and are due within one year following termination of employment.

8.    INCOME TAXES

      As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $38,000,000 which expire in the years 2008 through 2020, and federal research and development tax credits of approximately $300,000 which expire in the years 2008 through 2020.

      Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                          DECEMBER 31,
                                                    -----------------------
                                                      2000           1999
                                                    --------       --------
                                                         (In thousands)
Deferred Tax Assets:
   Net operating loss carryforwards ..........      $ 13,700       $ 11,500
   Research and other credits ................           600            600
   Capitalized research expenses .............           500            500
   Other .....................................         4,800          2,100
                                                    --------       --------
Total Deferred Tax Assets ....................        19,600         14,700
Valuation Allowance ..........................       (19,600)       (14,700)
                                                    --------       --------
Net Deferred Tax Assets ......................      $     --       $     --
                                                    ========       ========

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,900,000 and $3,800,000 during the years ended December 31, 2000 and 1999, respectively.

                                 EXHIBIT INDEX



   EXHIBITS                               DESCRIPTION
   --------                               -----------
     2.1        Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) Series A
                Preferred Stock Purchase Agreement.(2)

     2.2*       Core Technology Development and License Agreement by and between
                Microcide Pharmaceuticals, Inc. and Iconix Pharmaceuticals, Inc.
                (formerly EpiGenix, Inc.)(2)

     2.3*       Antiviral and Surrogate Genetics Research Collaboration
                Agreement by and between Microcide Pharmaceuticals, Inc. and Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)(2)

     3.2        Restated Certificate of Incorporation of the Registrant.(1)

     3.5        Bylaws of the Registrant.(1)

     4.2        Form of Common Stock Certificate.(1)

     4.3 Series A Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated May 10,
                1993.(1)

     4.4 Series B Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated May 10,
                1993.(1)

     4.5 Series C Preferred Warrant Purchase Agreement and Warrant between Dominion Ventures, Inc. and the Registrant dated June
                10, 1994.(1)

     4.6 Series B Preferred Warrant Agreement between Comdisco, Inc. and the Registrant dated September 1, 1993.(1)

     4.7 Series C Preferred Warrant Agreement between Comdisco, Inc. and the Registrant dated September 1, 1993.(1)

    10.1        Information and Registration Rights Agreement, dated June 29,
                1994 as amended.(1)

    10.2        1993 Amended Incentive Stock Plan.(1)

    10.3        1996 Employee Stock Purchase Plan.(1)

    10.4        1996 Director Option Plan.(1)

    10.5        401(k) Plan.(1)

    10.6*       Research and License Agreement between the Registrant and Ortho
                Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical
                Research Institute dated October 24, 1995.(1)

    10.7*       Research and License Agreement between the Registrant and Ortho
                Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical
                Research Institute dated October 24, 1995.(1)

    10.8*       Joint Research Agreement between the Registrant and Daiichi
                Pharmaceutical Co., Ltd. dated November 6, 1995.(1)

    10.9*       Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated March 1, 1996.(1)

    10.10*      License and Royalty Agreement between the Registrant and Pfizer
                Inc dated March 1, 1996.(1)

    10.11       Master Lease Agreement between Dominion Ventures, Inc. and the
                Registrant, dated May 10, 1993, as amended on June 10, 1994 and
                November 22, 1994.(1)

    10.12       Master Lease Agreement between the Registrant and Comdisco, Inc.
                dated September 1, 1993.(1)

    10.13 Lease Agreement between the Registrant and Portola Land Company dated April 1993.(1)

    10.14 Form of Indemnification Agreement between the Registrant and its Officers and Directors.(1)

    10.15       Employment Agreement dated January 31, 1994 between the
                Registrant and James E. Rurka.(1)

    10.16       Employment Agreement dated December 23, 1992 between the
                Registrant and Keith A. Bostian, Ph.D.(1)

    10.17       Lease Agreement commencing November 1, 1996 between the
                Registrant and Logue Investments L.P., a California limited partnership.(3)

    10.18*      Synthetic Compound Purchase Agreement between the Registrant and
                Daiichi Pharmaceutical Co., Ltd. dated June 25, 1997.(4)

    10.19       Sublease agreement between the Registrant, Quickturn Design
                Systems, Inc. and Portola Land Co. dated September 1997.(5)

    10.20       Sub-sublease agreement between the Registrant, Alpha Blox
                Corporation, Quickturn Design Systems, Inc. and Portola Land Co.
                dated September 1997.(5)

    10.21       Consulting Agreement dated January 14, 1998 between the
                Registrant and Keith Bostian, Ph.D.(6)

    10.22       Lease Agreement between the Registrant and Portola Land Co.
                dated May 11, 1998.(7)

    10.23       Promissory Note between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998.(9)

    10.24       Security Agreement between the Registrant and Heller Financial
                Leasing, Inc. dated December 22, 1998.(9)

    10.25+      Amendment of Research and License Agreement between the
                Registrant and Ortho Pharmaceutical Corporation and the R.W.
                Johnson Pharmaceutical Research Institute dated October 23,
                1998.(9)

    10.26+      Collaborative Research Agreement between the Registrant and
                Pfizer Inc dated January 13, 1999.(9)

    10.27+      License and Royalty Agreement between the Registrant and Pfizer
                Inc dated January 13, 1999.(9)

    10.28 Preferred Shares Rights Agreement dated February 2, 1999 between the Registrant and Chase Mellon Shareholder Services, L.L.C.(8)

    10.29+      Amendment to Joint Research Agreement between the Registrant and
                Daiichi Pharmaceutical Co., Ltd. dated February 4, 2000.(10)

    10.30+      Amendment to Collaborative Research Agreement between the
                Registrant and Pfizer Inc. dated March 1, 2000.(10)

    10.31+      Research Agreement by and between the Registrant and Daiichi
                Pharmaceutical Co., Ltd. dated May 8, 2000.(11)

    10.32+      Amendment of Research and License Agreement between the
                Registrant and Ortho Pharmaceutical Corporation and the R.W.
                Johnson Pharmaceutical Research Institute dated December 19,
                2000.

    23.1        Consent of Ernst & Young LLP, Independent Auditors.

    24.1        Power of Attorney (see page 40).


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

(10) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission and dated June 19, 2000.

(11) Incorporated by reference to the same-numbered exhibit in Registrant's Form 10-Q for the period ended June 30, 2000, filed with the Securities and Exchange Commission and dated August 14, 2000.


----------

*   Confidential Treatment granted

+   Confidential Treatment requested