Form 10-K405/A
period 2000-12-31
MICROCIDE PHARMACEUTICALS INC
filed 2001-03-21
CIK 1010915

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

                               -------------------

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
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on December 31, 2000 was $43,701,521, based upon the closing price of such stock on December 31, 2000.

     As of March 12, 2001, 11,480,476 shares of Common Stock of the registrant were outstanding.

     Microcide Pharmaceuticals, Inc. hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, originally filed with the Securities and Exchange Commission on March 1, 2001.

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

ITEM 1. BUSINESS

INTRODUCTION

     Microcide, incorporated in 1992, is a biopharmaceutical company committed to the discovery, development and commercialization of novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. Novel antimicrobials are newly discovered drugs that define a new chemical class, with characteristics that allow them to function in a different way from the current classes of antimicrobials. Antibacterials, antifungals and antivirals are all antimicrobials. The Company's three discovery research platforms address the growing problems of antibiotic resistance and the need for improved antifungal and antiviral therapeutics. The Company's Cephalosporin Antibiotics and Efflux Pump Inhibition platforms focus on developing novel antibiotics and antibiotic potentiators (efflux inhibitors) to directly address existing bacterial and fungal resistance problems. Efflux is the mechanism by which bacteria and fungi eject or "pump out" antibiotics. Microcide's Microbial Genomics platform utilizes proprietary bacterial, fungal and viral genetics and genomics tools to discover entirely new classes of antimicrobial agents.

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

     MICROCIDE'S MICROBIAL GENOMICS programs seek to identify novel classes of antimicrobial agents that will act upon microbes which are resistant to currently available therapeutic agents. These programs seek compounds that will inhibit microbial genetic targets that are essential to:

     (i) Bacterial viability in vitro - In the Bacterial Essential Genes Program, Microcide has identified over 100 essential gene targets in Staphylococcus aureus, which have been selectively incorporated into the Company's high-throughput, multi-channel, whole-cell screening system to discover new classes of antibiotics. In the Animal Health Program, over 65 essential gene targets have been identified in Salmonella typhimurium and prioritized for use in developing products for animal health use. The Company is currently developing new cell-free assays to use together with its existing whole-cell assays for improved drug discovery. This new approach has been used in both the fungal in vitro (ii) and bacterial in vivo (iii) programs below, with early indications of success in terms of more efficiently identifying screening hits where the mechanism of action is known.

     (ii) Fungal viability in vitro - In the Fungal Genomics Program, a proprietary collection of fungal mutants has been created by the Company to target over 100 essential genes in six pharmaceutically-relevant pathways, a subset of which has selectively been incorporated into the Company's high-throughput, whole-cell assay system to search for novel, small molecule antifungal agents. In addition, the Company is developing cell-free assay systems for these and other essential gene targets that can be used together with the existing whole-cell assays to find additional screening hits where the mechanism of action is known.

     (iii) Bacterial growth in vivo - In the Bacterial In Vivo Essential Genes Program, Microcide has used proprietary molecular genetic strategies to identify over 65 novel gene targets in Staphylococcus aureus. These new gene targets are being used to discover and develop novel therapeutic agents based on interference with the function of bacterial genes required for the pathogen's survival in vivo. The primary screening assays currently being employed for this program are mechanism-specific, cell-free assays, followed by whole-cell assays.

     (iv) Viral infectivity - Microcide has established a Viral Genomics Program based on applying Iconix Pharmaceuticals, Inc.'s (Iconix) genetic technologies to create drug screens for a number of viral disease targets, in order to search for improved antiviral agents.

     Microcide has COLLABORATIVE AGREEMENTS with major pharmaceutical companies which enhance its discovery and development programs. As of December 31, 2000, the Company has received $54.5 million in license fees, milestone payments and research support payments, and $10.0 million in equity investments. Assuming each of the collaborative agreements continues until its scheduled expiration, the Company can receive up to $13.2 million in research support payments, as well as an additional $58.9 million in potential further milestone payments and may also receive royalties on worldwide sales of products which may result from these collaborations. A new collaboration with Schering-Plough Animal Health Corporation (SPAH) was announced in November 2000, which focuses on use of the Company's efflux pump technology as applied to veterinary pathogens and certain of SPAH's existing antiinfective products. In addition, the Research Phase of the Company's collaboration with affiliates of Johnson & Johnson was extended in December 2000 to encompass a new effort to develop orally-absorbed (oral) cephalosporin antibiotics with activity against antibiotic-resistant Gram-positive bacteria. A third collaboration, established in December 2000, allows the R.W. Johnson Pharmaceutical Research Institute (RWJPRI), an affiliate of Johnson & Johnson, to utilize Microcide's Natural Product extracts in their proprietary screens. The Company has retained full rights to products which may result from its own internal, self-funded programs in Bacterial In Vivo Essential Genes, Bacterial and Fungal Efflux Pumps and Microbial Genomics. Microcide's forward-integration development strategy is to continue to utilize strategic collaborations selectively to complement and balance internal, self-funded efforts.

     J&J. Microcide established a collaboration in October 1995 with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson collectively referred to as "J&J", to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic Gram-positive bacteria, including staphylococci and enterococci. The Company and J&J selected an initial beta-lactam antibiotic candidate (a parenteral, meaning administered by injection, cephalosporin) for pre-clinical development in October 1996, and in November 1999, J&J entered into Phase I clinical trials with this antibiotic candidate. In November 2000, we announced that these Phase I trials would be extended into 2001, based upon the observation of induration, or irritation at the injection site in some subjects. Additional Phase I studies are designed to explore changes in the administration of this compound that could eliminate or reduce the irritation observed in the initial studies. A second parenteral cephalosporin antibiotic was selected for pre-clinical development as a back-up and potential "second generation" compound, which may improve the likelihood of ultimately bringing one or more products to the market. Microcide and J&J extended this collaboration in December 2000 to develop a new class of cephalosporins, having similar spectrum (range of effectiveness against different microorganisms) and potency to the first compounds, but which would be bioavailable (easily absorbed into the blood stream) following oral administration. If specified research and development milestones are achieved, the Company will be entitled to receive up to $16.5 million for the initial parenteral product and up to $15.5 million for each subsequent parenteral product developed within the collaboration, and up to $18.5 million for an orally-absorbed product, plus royalties based on worldwide sales of products arising from the collaboration. A new and unrelated collaboration with J&J, focused on the discovery of products from the Company's Natural Product extracts, was also established in December 2000. The agreement covers collaborative research to discover novel drugs from natural products. Microcide will provide J&J with access to its Natural Products Library for the purpose of screening for activity in various biological and therapeutic applications. J&J will undertake a program for the development, manufacture and sale of products developed from the collaborative research. Under the terms of the agreement, Microcide will receive an up-front license fee, a technology-access fee for access to Microcide's Natural Products Library and funding for Microcide research to identify the active components of natural product extracts. For each product resulting from the collaboration, Microcide will receive certain milestone payments and royalties on worldwide sales.

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

     PFIZER. Microcide established a collaboration in March 1996 with Pfizer to implement its bacterial in vitro essential gene and multi-channel screening system to discover novel classes of antibiotics over a five-year term. The Pfizer agreement concluded at the end of February 2001. At the conclusion of this agreement, each party has the right to independently use the technology developed during the collaboration for its own purposes. In January 1999, Microcide and Pfizer established a separate collaboration to utilize bacterial genetic approaches with in vitro essential genes to discover products for the treatment of bacterial infections in animals. If specified research and development milestones are achieved in the animal health agreement Microcide will be entitled to receive certain milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration; such milestone payments and royalties are lower in amount than those applicable to human health applications. In October 2000, the Company announced that this research agreement would continue throughout 2001.

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

     According to estimates by the CDC, approximately 2.0 million hospital-acquired infections (also called nosocomial infections) occur annually in the United States and contribute to more than 50,000 deaths. The additional health care costs due to nosocomial (hospital-acquired) infections now account for more than $3.5 billion per year. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, continuing to make infectious diseases a leading cause of death in the United States. The Company believes that bacterial infections, especially infections caused by difficult-to-treat, antibiotic-resistant bacteria, cause or contribute to a substantial majority of these deaths.

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

     FUNGAL INFECTIONS

     Invasive infections due to fungi are a continuing problem, particularly among patient populations with compromised host defenses due to immunosuppressive drugs (e.g., in organ transplant patients or in patients undergoing cancer chemotherapy) or serious underlying disease (e.g., AIDS). Despite the limitations of existing therapeutics, systemic antifungal agents generated worldwide sales of approximately $2.5 billion in 1999, according to IMS International. The two major classes of clinically important systemic antifungal agents (polyenes and azoles) utilize essentially only two targets: ergosterol (membrane) biosynthesis and membrane integrity. Amphotericin B, while fungicidal, has toxicity limitations in many patients. In contrast, the azole class of compounds is limited by suboptimal efficacy in the treatment of deep-seated fungal infections in immunocompromised patients, due to its fungistatic

(inhibits growth and reproduction without killing) mode-of-action and emerging drug resistance. A new class of cell wall biosynthesis inhibitors, echinocandins, is in advanced stages of clinical testing.

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

---------------------------------------------------------------------------------------------
                                PROBLEMATIC DRUG-RESISTANT BACTERIA
---------------------------------------------------------------------------------------------
         BACTERIA                ANTIBIOTIC TREATMENTS       REMAINING RECOMMENDED TREATMENTS
                                   WITH SIGNIFICANT
                                  RESISTANCE PROBLEMS
---------------------------------------------------------------------------------------------
Staphylococcus sp.                Beta-lactams                 o Vancomycin
                                  Fluoroquinolones             o Linezolid (Zyvox(R))
                                  Macrolides                   o Combination Therapy
                                  Aminoglycosides
---------------------------------------------------------------------------------------------
Enterococcus sp.                  Beta-lactams                 o Multiple Antibiotic Therapy
                                  Aminoglycosides              o Quinupristin/ Dalfopristin
                                  Glycopeptides                  (Synercid(R))
---------------------------------------------------------------------------------------------
Pseudomonas aeruginosa            Beta-lactams                 o Combination Therapy
                                  Fluoroquinolones
                                  Aminoglycosides
---------------------------------------------------------------------------------------------
Streptococcus pneumoniae          Beta-lactams                 o Cephalosporin or Carbapenem
                                  Macrolides                   o Vancomycin
                                  Tetracyclines                o Fluoroquinolones
                                  Fluoroquinolones
---------------------------------------------------------------------------------------------


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

     Extend Microbial Genomics to Additional Gene Targets and Other Important Infectious Pathogens. Microcide has extended its molecular genetics technologies to identify and characterize genes that are critical to bacterial growth in vivo. The Company believes that inhibitors of such targets have not been previously systematically sought in antibiotic discovery programs, and that its Bacterial In Vivo Essential Genes program utilizes proprietary methods to discover inhibitors of these genes for development as novel antibiotics. In addition, through a collaboration with Iconix, the Company has applied surrogate genetics technology to screen against a number of viral disease targets (genes) in the search for novel inhibitors (potential drugs).

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

MICROCIDE'S RESEARCH PROGRAMS

     Microcide's research programs employ an interdisciplinary approach that incorporates several drug discovery and research technologies, including microbial genomics and genetics, synthetic and natural product diversity (chemical compounds), high-throughput screening, DNA microarrays (used to monitor gene expression), medicinal chemistry, computer-assisted drug design and bioinformatics (comparison of genomic sequences from one organism to another). The Company believes that its interdisciplinary approach more effectively utilizes a broader range of novel microbial targets for new compound discovery than traditional biochemical approaches. Microcide believes that drug resistance genes and in vitro and in vivo essential genes can be developed into screens for selective inhibitors and that these methods can be widely employed in the lead discovery process. Access to molecular diversity libraries for screening targets is critical to drug discovery. In some instances, the Company's collaborative partners are providing molecular diversity libraries to support the screening process. However, the Company has also established a stand-alone molecular diversity capability for its programs, and has built libraries of structurally distinct synthetic compounds and natural product extracts for this purpose. The Company's natural products program provides access to broad-based molecular diversity not achievable by synthetic compound libraries alone. The Company believes that each of its libraries contain significant structural diversity. More than 250,000 molecular diversity samples have been available for high-throughput screening since 1997. To supplement its compound libraries, Microcide signed a joint research agreement with Coelacanth Corporation in June 2000 which will provide novel libraries of compounds for screening in a broad range of Microcide assays directed at the identification of innovative anti-viral, anti-fungal and anti-bacterial therapeutic agents. The Company will continue to monitor the structural diversity of the library and the molecular diversity needs of its programs and may further supplement these diversity libraries in the future.

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

===========================================================================================================================
                                              MICROCIDE'S RESEARCH PROGRAMS
---------------------------------------------------------------------------------------------------------------------------
         PROGRAM                                      PROGRAM GOAL                        CURRENT STAGE(1)       PARTNER
===========================================================================================================================
                                                CEPHALOSPORIN ANTIBIOTICS
===========================================================================================================================
Beta-lactam                           Antibiotics for treatment of Gram-positive        Phase I Clinical         J&J
                                      bacteria, including resistant strains (MRS,       Trials (RWJ-54428/
                                      VRE and beta-lactam-resistant S. pneumoniae)      MC-02,479);
                                      by parenteral administration

                                                                                        Pre-Clinical
                                                                                        Candidate (2nd
                                                                                        cephalosporin
                                                                                        compound)

                                      As above, but for oral administration and         Lead Optimization
                                      also includes the important Gram-negative         of candidate for
                                      respiratory tract pathogens, Haemophilus          oral bioavailability
                                      and Moraxella
===========================================================================================================================
                                                   EFFLUX PUMP INHIBITION
===========================================================================================================================
Bacterial Efflux Pump Inhibitors      Potentiators principally for use with             Advanced Lead            Daiichi
  -- Quinolone and beta-lactam        existing quinolones and beta-lactams              Optimization
     efflux                           against P. aeruginosa
---------------------------------------------------------------------------------------------------------------------------
Bacterial Efflux Pump Inhibitors      Potentiators principally for use with             Early Lead               SPAH
  -- Non-Quinolone,                   non-quinolone and non-beta-lactam                 optimization
     non-beta-lactam antibiotics      antibiotic classes for human and animal
                                      health applications

Bacterial Efflux Pump Inhibitors      Potentiators for use with Macrolide/Ketolide      Screening                Internal
  -- Macrolides                       Antibiotics against Haemophilus
---------------------------------------------------------------------------------------------------------------------------
Fungal Efflux Pump Inhibitors         Potentiators to improve the efficacy of           Lead optimization        Internal
                                      existing and new Azoles against fungal
                                      pathogens, including Candida sp. and
                                      Aspergillus
===========================================================================================================================
                                                     MICROBIAL GENOMICS
===========================================================================================================================
Bacterial In Vitro Essential Genes    Novel classes of broad- and narrow-spectrum       Screening                Internal
                                      antibiotics                                                                after
                                                                                                                 3/1/01
---------------------------------------------------------------------------------------------------------------------------
Animal Health                         Novel agents active against animal health         In Vivo Evaluation       Pfizer
                                      pathogens                                         of Targets
---------------------------------------------------------------------------------------------------------------------------
Bacterial In Vivo Essential Genes     Novel classes of antibiotics                      Cell-Free Screening      Internal
---------------------------------------------------------------------------------------------------------------------------
Fungal Genomics                       Novel systemic antifungal agents                  Lead optimization        Internal
---------------------------------------------------------------------------------------------------------------------------
Viral Drug Discovery                  Novel antiviral therapeutics for HIV, HCV,        Screening                Internal
                                      rhinovirus, CMV, HBV, influenza, HPV and RSV                               after
                                                                                                                 1/14/01
===========================================================================================================================

------------
(1) The Company's pre-clinical research programs generally consist of the following stages, listed chronologically:

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

     "Candidate Selection" -- optimized leads are being scaled-up and evaluated in extensive efficacy, toxicological and pharmacological tests.

     "Pre-clinical Candidate" -- a lead compound undergoing extensive pre-clinical investigation including pharmaceutical characterization, product formulation, process scale-up for manufacturing, and animal safety and tolerability studies, all requisite to entering into human clinical trials.

     "Phase I Clinical Trials" -- a compound (potential drug) has entered human clinical trials for determination of safety, tolerability and pharmacokinetic/pharmacodynamic characteristics. Pharmacokinetics includes measures of the interactions of a drug and the body in terms of its absorption, distribution, metabolism and excretion. Pharmacodynamics includes reactions between drugs and living systems.

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

     The initial antibiotics developed within this program are expected to be parenterally administered in the institutional setting to prevent or treat infections caused by Gram-positive bacteria, including those resistant to other antibiotics. Such antibiotics could potentially be clinically adopted for the following uses: as a single agent following treatment failure in patients with a documented drug-resistant infection, or empirically (first choice) as a single agent or in combination with a broad-spectrum antibiotic to extend coverage to resistant bacterial strains. The Company believes that the clinical adoption of such antibiotics could be similar to that of vancomycin as a single agent, or ceftazidime or an aminoglycoside in combination use for empiric therapy.

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

     BACTERIAL EFFLUX PUMP INHIBITOR PROGRAM

     Microcide has bacterial efflux pump inhibitor programs with two collaborators, Daiichi and SPAH. In the collaboration with Daiichi, the program focuses on the high intrinsic resistance of P. aeruginosa to many antibiotics, including quinolones. This resistance has generally been attributed to the impermeable outer membrane of this Gram-negative bacterium. Recent information indicates that this intrinsic resistance is due to the combined effects of low membrane permeability and the production of certain membrane proteins (efflux pumps) that bind to antibiotics of many different classes as they enter the bacterial cell and eject (efflux) them from the bacterium, preventing their interaction with specific intracellular targets and reducing or negating the antibiotic's efficacy.

     The Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could restore the activity of antibiotics against bacteria which use efflux pumps to resist antibiotics. In addition, many bacterial species have active efflux pumps that contribute to the overall intrinsic susceptibility of the species to certain antibiotics; thus the Company believes that the combination of bacterial efflux pump inhibitors with existing antibiotics could increase the susceptibility of many Gram-negative bacteria to these antibiotics, and thereby either extend the clinical usefulness of the antibiotic, or lower required therapeutic doses. The Company has established a genetics and molecular biology program which focuses on microbial efflux systems, and has developed novel screening and lead evaluation technologies to permit the identification of lead compounds for subsequent lead optimization efforts.

========================================================================================================
                            EFFLUX-MEDIATED ANTIBIOTIC RESISTANCE IN BACTERIA
========================================================================================================
BACTERIA                          ANTIBIOTIC SELECTIVITY      PUMP - STRUCTURAL     ANTIBIOTIC EFFLUXED
                                  OF EFFLUX PUMP              FAMILY
========================================================================================================
Staphylococcus aureus             Multi-drug resistance       Major Facilitator     Fluoroquinolones
                                                              ABC-transporter       Macrolides
                                                                                    Streptogramins
--------------------------------------------------------------------------------------------------------
Staphylococcus                    Specific drug resistance    Major Facilitator     Tetracyclines
Enterococcus
Streptococcus
--------------------------------------------------------------------------------------------------------
Streptococcus pyogenes            Specific drug resistance    Major Facilitator     Macrolides
--------------------------------------------------------------------------------------------------------
Streptococcus pneumoniae          Multi-drug resistance       Major Facilitator     Macrolides
                                                                                    Fluoroquinolones
--------------------------------------------------------------------------------------------------------
Pseudomonas aeruginosa            Multi-drug resistance       RND-class             Fluoroquinolones
                                                                                    Beta-lactams
                                  Multi-drug resistance       RND-class             Aminoglycosides
                                                                                    Macrolides
--------------------------------------------------------------------------------------------------------
Haemophilus Influenzae            Multi-drug resistance       RND-class             Macrolides/Ketolides
                                                                                    Fluoroquinolones
                                                                                    Tetracyclines
                                                                                    Chloramphenicol
--------------------------------------------------------------------------------------------------------
E. coli/Salmonella/Mannhiemia     Multi-drug resistance       RND-class             Macrolides/Ketolides
                                                                                    Fluoroquinolones
                                                                                    Tetracyclines
                                                                                    Chloramphenicol
                                  Specific drug resistance    Major Facilitator     Chloramphenicol
========================================================================================================


     The Company is designing compounds for activity against RND-class pumps in Pseudomonas, based on efflux pump inhibitor leads which it discovered with Daiichi. The Company has worked with Daiichi to progress the lead compounds toward pre-clinical development, with the primary objective of developing potentiators which will be combined with Daiichi's oral and parenteral quinolone antibiotics or with beta-lactamase stable beta-lactam antibiotics to overcome efflux pump-mediated resistance in P. aeruginosa and other bacteria. In addition, the Company has demonstrated that inhibitors can be beneficially combined with other classes of antibiotics for which resistance due to efflux pumps limits clinical utility, such as macrolides or ketolides, and is actively screening for inhibitors in this area. The company is also engaged in the modification of existing antibiotics for which efflux is known to be a limiting factor in their activity, and believes this approach may be especially useful when multiple pumps of different structural families are involved. The Company has filed patent applications in the U.S. and elsewhere on various lead structures discovered under this program, and two patents have issued in the U.S.

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

                      [MICROBIAL GENOMICS GRAPHIC OMITTED]


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

     BACTERIAL IN VIVO ESSENTIAL GENES PROGRAM

     Bacteria possess a set of genes, encoding both metabolic functions and non-redundant virulence factors and regulators, that are necessary for pathogen growth in a mammalian environment (in vivo), but which are not required for bacterial growth in enriched media in a petri dish (in vitro). Microcide refers to such genes as In Vivo Essential (ivs) genes. Having the capability to make mutants of genes and subsequently determine differences in performance between mutant and non-mutant genes, Microcide scientists have developed a proprietary method (Size-based Marker Identification Technology or SMIT) to identify the ivs mutants from among more than 10,000 mutants which have been evaluated in infection models. Many of these genes constitute targets not previously directly utilized in drug discovery programs. The Company has created a library of over 65 ivs genes which have been characterized in vitro and in animal systems for selection of priority targets for screening. High-throughput whole-cell screens have been developed using several of these mutant strains. The Company has also produced proteins for binding assays and biochemical assays for a number of these targets and plans to expand this effort to additional high priority targets in 2001. An extension of the SMIT technology is expected to be useful as a novel method to enable high-throughput in vivo evaluation of lead compounds. Products that may emerge from this program are expected to be bactericidal antibiotics which may be applied in either the human or animal health market.

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

     FUNGAL GENOMICS PROGRAM

     Microcide's Fungal Genomics Program has identified and utilized for drug discovery essential fungal gene targets that are the same (functionally conserved) among pathogens and distinct from human genes. The Company has prescreened its synthetic compound collection against four fungal species and identified a subset of approximately 5,000 compounds with antifungal activity against one or more of these organisms. This compound subset has been prioritized according to a number of pharmacological criteria. In addition, the Company has created a proprietary collection of conditional growth mutants in over 100 essential genes of interest in 6 pharmaceutically-relevant pathways. These mutant strains provided the basis for hypersensitive, target-directed whole-cell screens, and, together with DNA microarrays, biochemical assays and genetic analysis of resistant mutants, have provided information about potential mechanisms-of-action for compounds of highest interest. The Company has selected one chemical series with broad-spectrum antifungal activity and a fungal-specific mechanism of action for lead optimization. Newly synthesized compounds in this series are being evaluated for potency, spectrum, selectivity, pharmacokinetics and, when appropriate, activity in animal models of fungal infection.

     The Company has retained all rights to this program and is self-funding it. The Company has filed patent applications in the United States covering its multiplex screening technology.

     VIRAL DRUG DISCOVERY PROGRAM

     Viruses are obligate intracellular parasites requiring host cell factors for their replication. Because of this close relationship, traditional drug discovery via "whole cell-virus" assays has produced only a limited number of therapeutically efficacious antiviral drugs that do not harm the virus' mammalian host. The discovery efforts in the past decade or so have largely been directed to biochemical screening and, more recently, to structure-based rational drug design. However, the rate-limiting step of these approaches is that the biochemical, functional, or structural information of the target proteins must be known prior to assay development. Most available antivirals target protein families with well-characterized enzymatic activities, namely polymerases, reverse transcriptases and proteases.

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

COLLABORATIVE AGREEMENTS

     The Company's initial strategy has been to enter into collaborations with major pharmaceutical companies to develop its initial products. Such collaborations have provided the Company with funding, discovery technologies, research staffing, access to molecular diversity, and development and commercialization capabilities. To date the Company has entered into Collaborative Agreements with major pharmaceutical companies, an animal health company and a biotechnology company: J&J with regard to the Cephalosporin program; Daiichi with regard to the Bacterial Efflux Pump Inhibitor program; Pfizer with regard to the Bacterial In Vitro Essential Genes and Animal Health programs; Schering-Plough Animal Health with regard to application of its Bacterial Efflux Pump Inhibitor technology to certain veterinary medicine applications and Iconix with respect to antiviral drug discovery. The Company has certain rights to co-promote in North America products developed pursuant to the collaborations with J&J and Daiichi.

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

     PFIZER -- BACTERIAL IN VITRO ESSENTIAL GENES PROGRAM

     In March 1996, Microcide and Pfizer entered into five-year collaboration agreements (the Pfizer Agreements) to implement genetics-based screening technology to identify and subsequently develop antibacterial products. Pfizer made a $1.0 million up-front license payment and a $5.0 million equity investment in the Company. Through March 2000, Pfizer paid Microcide up to $4.2 million per year in research support payments. In March 2000, Pfizer and the Company amended the Pfizer Agreements to shift research focus from optimization of a lead compound series identified during the screening phase, to a biology-focused investigation of the essential gene targets. In conjunction with this shift in focus, the parties established a funding level of $2.1 million for the fifth year commencing March 2000. Microcide received a $1.0 million milestone payment in February 1997 upon the identification, characterization and sequencing of a specific number of essential genes. This collaboration concluded at the end of February 2001. At the conclusion of the Pfizer Agreements, each party will have the right without further obligation to the other to independently use the technology developed during the collaboration for its own purposes. The Company began using these validated essential gene targets in its Microcide-owned Microbial Genomics program beginning in March 2001.

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

     SCHERING-PLOUGH ANIMAL HEALTH (SPAH)

     In October 2000, the Company entered into a research and license agreement effective September 2000 with SPAH for joint research to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of the Company's efflux pump technology to existing SPAH antibacterials. The term of the agreement is two years, subject to SPAH `s right to terminate earlier, with 90 days prior written notice. The agreement provides for an up-front license fee, research support funding for two years and certain milestone payments for reaching certain research and development goals. SPAH will have worldwide rights to products resulting from the collaboration. There can be no assurance that any of the milestone or royalty payments contemplated by the SPAH agreement will be made.

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

MANUFACTURING AND MARKETING

     Microcide does not have any expertise in the manufacture of commercial quantities of drugs, and its current facilities and staff are inadequate for the commercial production or distribution of drugs. The Company intends to rely on its major pharmaceutical partners for the manufacturing, marketing and sale of any products which result from such collaborations. The Company will be required to contract with third parties for the manufacture of other products or to acquire or build production facilities before it can manufacture any such products itself. To date the Company has no experience with sales, marketing or distribution. Consequently, in order to market any of its products, the Company will be required to develop marketing and sales capabilities, either on its own or in conjunction with others. In instances where the Company relies on partners for the manufacturing, marketing and sales of any products which result from such collaborations, there can be no assurance that these partners will satisfactorily perform these functions.

     If approved for marketing, the antimicrobial products which the Company is attempting to develop will compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by the Company will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates, their potential advantage over existing treatment methods, and reimbursement policies of government and third-party payors. We must also rely on physicians, patients and the medical community in general to accept and utilize any products that may be developed by the Company or its collaborative partners.

     Third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations are increasingly challenging the prices charged for pharmaceutical products which may reduce price levels for drugs developed by the Company or its collaborative partners.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

     Protection of the Company's proprietary compounds and technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its lead compounds, gene discoveries, screening technologies and certain other proprietary technology by filing patent applications in the United States and other countries. The Company has filed 80 patent applications in the United States, in addition to applications filed in other countries, covering its inventions. As of March 16, 2001, the Company had been issued 22 patents in the United States and various other patents relating to these inventions in foreign countries.

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

                                  RISK FACTORS

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

     Before you purchase our securities, you should be aware that there are risks, including those described below. You should consider carefully these risk factors together with all of the other information contained elsewhere in this document or incorporated by reference before you decide to purchase our securities.

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO SUCCESSFULLY DEVELOP PHARMACEUTICAL PRODUCTS.

     Our first potential pharmaceutical product, a compound in the cephalosporin class of antibacterials, commenced Phase I Clinical Trials under the direction of our partner, The R.W. Johnson Pharmaceutical Research Institute (RWJPRI), an affiliate of Johnson & Johnson, in November 1999. The cephalosporin class of antibacterial drugs is the largest class of antibiotics in terms of global sales. The purpose of these Phase I studies is to assess the compound's safety, tolerability and pharmacokinetics. Safety and tolerability are measures of the body's ability to assimilate the compound at various dose levels without adverse reactions or side effects. Pharmacokinetics includes measures of absorption, distribution, metabolism and excretion of the compound in the body. Various modifications to the parenteral (by injection) method of administration of this compound are being explored. Based on data from three Phase I protocols conducted to date, additional efforts to improve tolerability will be undertaken which will extend completion of such Phase I trials to the 3rd Quarter of 2001, if not later. We may fail to successfully complete Phase I trials for such cephalosporin compound. There are two other Microcide cephalosporin compounds in the Johnson & Johnson collaboration: another parental compound which is in pre-clinical development and an orally-absorbed cephalosporin, in the research stage. Our other potential products are in the pre-clinical or research stage. Our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the FDA or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, such potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

     The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. We do not expect any of our potential products to be commercially available for a number of years, if at all. Pharmaceuticals that appear to be promising at early stages of development may not reach the market for a number of reasons including the following:

     o we or our collaborators may not successfully complete our research and development efforts;

     o any pharmaceuticals we or our collaborators develop may be found to be ineffective or to cause harmful side effects during pre-clinical testing or clinical trials;

     o we may fail to obtain required regulatory approvals for any products we develop;

     o we may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

     o our products may not be competitive with other existing or future products; and

     o proprietary rights of third parties may prevent us from commercializing our products.

IF WE ARE UNABLE TO MAINTAIN OUR CURRENT CORPORATE COLLABORATIONS OR ENTER INTO NEW COLLABORATIONS, DEVELOPMENT OF OUR POTENTIAL PRODUCTS COULD BE DELAYED.

     Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies. We have entered into such collaboration agreements with Johnson & Johnson, Daiichi Pharmaceutical Co., Ltd., Pfizer Inc. and Schering-Plough Animal Health Corporation. Under such agreements, our collaborative partners are responsible for:

     o selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

     o conducting pre-clinical testing, clinical trials and obtaining required approvals for such potential products; and

     o    manufacturing and commercializing any such approved products.

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

IF WE CANNOT OBTAIN SUBSTANTIAL ADDITIONAL FUNDING, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

     The development of our potential pharmaceutical products will require substantially more money than we currently have. We intend to seek to raise such additional funding from sources including other collaborative partners and through public or private financings involving the sale of equity or debt securities. We cannot be certain that any financings will be available when needed, or if available will be on acceptable terms. Funding from collaborative partners could limit our ability to control the research, development and commercialization of potential products, and could limit our revenues in profits from such products, if any. Such collaborative agreements may also require us to give up rights to products or technologies that we would otherwise seek to develop or commercialize ourselves. Any additional equity financing will result in dilution to our current shareholders. If we fail to secure sufficient additional funding we will have to delay or terminate some or all of our drug discovery and development programs.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

     We have incurred substantial net losses in every year since our inception in December 1992. We had net losses of $4.6 million in 1997, $9.8 million in 1998, $10.7 million in 1999, and $13.9 million in 2000. We had an accumulated deficit of $53.2 million through December 31, 2000. We expect to continue to incur operating losses over the next several years.

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

IF WE FAIL TO SATISFY SAFETY AND EFFICACY REQUIREMENTS OR MEET REGULATORY REQUIREMENTS IN OUR CLINICAL TRIALS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR DRUG CANDIDATES.

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

     Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. We have observed local irritation at the injection site in some subjects receiving our potential cephalosporin product in Phase I clinical trials conducted by our collaborator, RJWPRI. This will require additional efforts to improve tolerability, thereby extending the time to complete such Phase I trials. If we observe unacceptable toxicities or other side effects, we, our collaborators or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, such unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

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

     Failure to comply with the FDA or other relevant regulatory requirements may subject us to administrative or legally imposed restrictions. These include: warning letters, civil penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending New Drug Applications, or NDAs, or supplements to approved NDAs.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

     Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and certain other proprietary technology. We have filed approximately 80 patent applications in the United States, in addition to applications filed in other countries, in order to protect lead compounds, gene discoveries and screening technology, and 22 United States patents have been issued to date on such applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the U.S. covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. A prodrug is a modified form of a drug, typically having additional beneficial properties such as improved solubility or absorption characteristics, which is readily converted to the active drug in the body. In our Bacterial Essential Genes Program, while a U.S. patent has been granted covering 13 bacterial essential genes, and notices of allowance have been received covering another 22 gene targets, 70 targets are still in various stages of prosecution. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

     Our commercial success also depends on our ability to operate without infringing patents and proprietary rights of third parties. There can be no assurance that our products will not infringe on the patents or proprietary rights of others. For example, many companies are active in the field of genomics, and some have filed patents on essential genes in bacteria. While we are not currently aware of any patents encumbering our ability to practice the technologies we have discovered, it is possible that such a patent may issue in the future. We may be required to obtain licenses to patents or other proprietary rights of others. Such licenses may not be available on terms acceptable to us, if at all. The failure to obtain such licenses could delay or prevent our collaborative partners' activities, including the development, manufacture or sale of drugs requiring such licenses.

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

IF OTHER COMPANIES DEVELOP BETTER PRODUCTS THAN OURS OR MARKET SIMILAR PRODUCTS SOONER, OUR PRODUCTS MAY BE RENDERED OBSOLETE OR NONCOMPETITIVE.

     We operate in a field in which new developments are occurring at an increasing pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Many of our competitors have substantially greater financial, technical and personnel resources than we have. Although we believe that we have identified new and distinct approaches to drug discovery, there are other companies with drug discovery programs, at least some of the objectives of which are the same as or similar to ours. For example, there are other companies that have recently described cephalosporins in early stages of development which are designed for treatment of resistant gram-positive infections in hospitals, the same objective as our lead cephalosporin compound. Similarly, several other companies are seeking to capitalize on the expanding body of knowledge of efflux pumps in microorganisms.

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

OUR POTENTIAL PRODUCTS MAY NOT BE ACCEPTABLE IN THE MARKET OR ELIGIBLE FOR THIRD PARTY REIMBURSEMENT RESULTING IN A NEGATIVE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

     Any products successfully developed by us or our collaborative partners may not achieve market acceptance. The antibiotic products which we are attempting to develop will compete with a number of well-established traditional antibiotic drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

     o the establishment and demonstration in the medical community of the clinical efficacy and safety of such products,

     o the potential advantage of such products over existing treatment methods, and

     o    reimbursement policies of government and third-party payors.

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

WE HAVE NO MANUFACTURING, MARKETING OR SALES EXPERIENCE, AND IF WE ARE UNABLE TO ENTER INTO MANUFACTURING AGREEMENTS OR MAINTAIN COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN MANUFACTURING, SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

     We do not have any experience in the manufacture of commercial quantities of drugs, and our current facilities and staff are inadequate for the commercial production or distribution of drugs. We intend to rely on our collaborative partners for the manufacturing, marketing and sales of any products which result from such collaborations. The current third-party manufacturer of our potential cephalosporin product has in the past encountered difficulties with the manufacture of such compound in sufficient quantities for clinical trial purposes. Manufacturers often encounter difficulties in scaling up to manufacture commercial quantities of pharmaceutical products. We cannot be certain that our current or any other manufacturer will not encounter similar delays in the scale-up to manufacture this or any other compound in commercial quantities in the future.

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

HEALTH CARE REFORM MEASURES OR COST CONTROL INITIATIVES MAY NEGATIVELY IMPACT PHARMACEUTICAL PRICING.

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

IF OUR PRODUCTS HARM PEOPLE, WE MAY EXPERIENCE PRODUCT LIABILITY CLAIMS THAT MAY NOT BE COVERED BY INSURANCE.

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

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

     We are highly dependent on management and scientific staff, including James
E. Rurka, our President and Chief Executive Officer, George H. Miller, Ph.D., our Senior Vice President - Research and Development, Donald D. Huffman, our Vice President - Finance and Corporate Development and Chief Financial Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. We face intense competition for such personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. We cannot be certain that we will be able to attract and retain the personnel we require on acceptable terms.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY.

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS AND DELAWARE LAW COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT.

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

MARKET CONDITIONS AND CHANGES IN OPERATING RESULTS MAY CONTINUE TO CAUSE VOLATILITY IN THE MARKET PRICE OF OUR STOCK, MAKING FUTURE EQUITY FINANCINGS MORE DIFFICULT.

     The market price of the common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Factors contributing to such volatility include:

     o results of pre-clinical studies and clinical trials by us or our competitors;

     o    announcements of new collaborations;

     o announcements of our technological innovations or new therapeutic products or that of our competitors;

     o developments in our patent or other proprietary rights or that of our competitors, including litigation;

     o    governmental regulation; and

     o    healthcare legislation.

     Fluctuations in our operating results and market conditions for biotechnology stocks in general could have a significant impact on the volatility of the market price for the common stock and on the future price of the common stock.

WE EXPECT TO RETAIN ALL FUTURE EARNINGS AND HAVE NO INTENTION TO PAY DIVIDENDS.

     We have never paid any cash dividends on Microcide common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

                           FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state trends and known uncertainties or other forward-looking information. Such statements are based on current expectations that involve a number of uncertainties including those set forth in the risk factors above. When considering forward-looking statements, you should keep in mind that the risk factors noted above and other factors noted throughout this document or incorporated by reference could cause our actual results to differ significantly from those contained in any forward-looking statement.


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

                                             HIGH        LOW
                                             ----        ---
      FISCAL YEAR 2000
           4th Quarter.................     $ 13.88    $ 3.25
           3rd Quarter.................       15.75      7.25
           2nd Quarter.................       13.13      5.28
           1st Quarter.................       26.00      8.06
      FISCAL YEAR 1999
           4th Quarter.................     $  9.25    $ 6.38
           3rd Quarter.................        7.34      4.63
           2nd Quarter.................        4.75      3.82
           1st Quarter.................        4.50      3.97


     As of March 12, 2001, there were 132 holders of record of Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

FINANCIAL RESULTS BY FISCAL QUARTERS  (UNAUDITED)
 (In thousands, except per share amounts)

                                                          2000*                                   1999
                                         -------------------------------------   -------------------------------------
                                          FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                                         -------   -------   -------   -------   -------   -------   -------   -------
Total revenues ........................  $ 1,183   $ 1,571   $ 1,504   $ 1,606   $ 2,692   $ 1,545   $ 1,592   $ 3,619
Net loss before cumulative effect of
  change in accounting principle ......   (3,470)   (3,401)   (3,513)   (3,328)   (2,723)   (3,643)   (3,294)   (1,086)
Cumulative effect of change in
  accounting principle ................     (233)       --        --        --        --        --        --        --
Net loss ..............................   (3,703)   (3,401)   (3,513)   (3,328)   (2,723)   (3,643)   (3,294)   (1,086)
Basic and diluted net loss per share:
Net loss per share before cumulative
  effect of change in accounting
  principle............................    (0.31)    (0.30)    (0.31)    (0.29)    (0.25)    (0.33)    (0.30)    (0.10)
Cumulative effect of change in
  accounting principle ................    (0.02)       --        --        --        --        --        --        --
Net loss per share ....................  $ (0.33)  $ (0.30)  $ (0.31)  $ (0.29)  $ (0.25)  $ (0.33)  $ (0.30)  $ (0.10)

------------
* The impact of the accounting change related to revenue recognition has resulted in an increase in total revenues of $50,000 per quarter for each of the four quarters of 2000.


ITEM 6. SELECTED FINANCIAL DATA

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                                 --------      --------      --------      --------      --------
                                                              (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues................................   $  5,864      $  9,448      $ 11,181      $ 14,894      $ 11,273
Net loss......................................    (13,945)      (10,746)       (9,758)       (4,602)         (670)
Basic and diluted net loss per share..........      (1.23)        (0.97)        (0.89)        (0.43)        (0.10)
Shares used in computing basic and diluted
  net loss per share..........................     11,320        11,085        10,962        10,817         7,034

                                                                  DECEMBER 31,
                                            --------------------------------------------------------
                                              2000        1999        1998        1997        1996
                                            --------    --------    --------    --------    --------
                                                                 (In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $ 12,589    $ 24,868    $ 33,192    $ 40,387    $ 47,508
Trade and other receivables...............     7,575         139         111       1,026         169
Working capital...........................     9,214      21,447      30,269      37,235      42,542
Total assets..............................    27,198      33,831      44,490      51,782      56,826
Long-term obligations.....................       603       2,164       3,039         450         952
Total stockholders' equity................    15,324      27,803      37,938      46,896      50,574

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and directors of the Company as of December 31, 2000.

NAME                                 AGE     COMPANY POSITIONS                             SINCE
-----                                ---     -----------------                             -----
James E. Rurka(1)(2)                  55     President, Chief Executive Officer,           1994
                                             and Director

George H. Miller, Ph.D.               62     Senior Vice President - Research and          1998
                                             Development

Donald D. Huffman                     54     Vice President - Finance and Corporate        2000
                                             Development and Chief Financial Officer

Keith A. Bostian, Ph.D.               49     Director                                      1992

Daniel L. Kisner, M.D.(3)             54     Director                                      1998

Hugh Y. Rienhoff, Jr., M.D.(3)        48     Director                                      1994

David Schnell, M.D.(1)(2)             40     Director                                      1992

Mark B. Skaletsky(3)                  52     Director                                      1998

John P. Walker(1)(2)                  52     Chairman of the Board                         1995

--------------
(1)   Member of Compensation Committee.

(2)   Member of Nominating Committee.

(3)   Member of Audit Committee.

     James E. Rurka, President, Chief Executive Officer and a Director, joined the Company in February 1994. From August 1983 to December 1993 he was with Cetus Corporation, subsequently acquired by Chiron Corporation, a major biotechnology company, where he was most recently President of the Cetus Oncology Division. Prior to joining Cetus Corporation, Mr. Rurka held several group marketing and product management positions at Bristol Myers Squibb, a diversified worldwide health and personal care company, and Schering Plough Corporation, a research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical products worldwide. Mr. Rurka currently serves as a director of Iconix Pharmaceuticals, a chemical genetics company engaged in genomics research with broad applicability to human diseases, and also serves on the Board of Directors of the Biotechnology Industry Organization (BIO). Mr. Rurka has a B.A. in English with a minor in Business from Seton Hall University, and he attended Seton Hall University Graduate School of Business.

     George H. Miller, Ph.D., Senior Vice President - Research and Development, joined the Company in January 1998. Prior to joining Microcide, Dr. Miller had spent the previous 23 years at Schering-Plough Research Institute, a research-based company engaged in the discovery and development of pharmaceutical products worldwide. From 1986 to 1997, Dr. Miller served as Presidential Fellow - Vice President - Infectious Disease and Microbial Products Discovery. Dr. Miller has a B.Sc. and M.Sc. from Philadelphia College of Pharmacy and Science, and a Ph.D. from Medical College of Virginia.

     Donald D. Huffman, Vice President - Finance and Corporate Development and Chief Financial Officer, joined the Company in May 2000. From November 1997 to May 2000, Mr. Huffman was Vice President, Finance & Administration and Chief Financial Officer of Celtrix Pharmaceuticals, Inc. Prior to Celtrix, Mr. Huffman was Vice President and Chief Financial Officer of Endosonics Corporation from July 1995 to October 1997, and he previously served in the same capacity at Qualimatrix, Inc. from 1990 to June 1995. In addition, Mr. Huffman held senior financial management positions at Furon Company and Alumax Inc. He received an M.B.A. from State University of New York at Buffalo and a B.S. from Pennsylvania State University.

     Keith A. Bostian, Ph.D., has served as a Director of the Company since December 1992 and is a Founder of the Company. From December 1992 through January 1998, Dr. Bostian served as the Chief Operating Officer of the Company. Dr. Bostian currently serves as the President and Chief Executive Officer of Iconix Pharmaceuticals, Inc., a chemical genetics company engaged in genomics research with broad applicability to human diseases, as well as a member of its Board of Directors. From June 1987 through December 1992 he was employed at Merck Research Laboratories, a company engaged in the discovery and development of pharmaceutical products, where he was Executive Director of Microbiology and Molecular Genetics. Dr. Bostian was an Assistant and Adjunct Associate Professor of Biology in the Division of Biology at Brown University from 1982 to 1990 and was elected to the

American Academy of Microbiology in 1993. Dr. Bostian has a B.A. in Biology and Chemistry from Augustana College and a Ph.D. in Biochemistry from Queen Mary College, University of London.

     Daniel L. Kisner, M.D., became a Director of the Company in April 1998. Since February 1999, Dr. Kisner has been President and Chief Executive Officer of Caliper Technologies Corp., a designer and manufacturer of drug discovery, healthcare and biological research devices and systems, and currently serves on its Board of Directors. He has been a director of Isis Pharmaceuticals, Inc., a leader in the discovery and development of drugs based on antisense technology, since 1991. From March 1991 to February 1993, he held the position of Executive Vice President at Isis Pharmaceuticals, Inc., became its Chief Operating Officer in February 1993, and was appointed its President in May 1994. From December 1988 to March 1991, Dr. Kisner was Division Vice President of Pharmaceutical Development for Abbott Laboratories, a researcher and producer of pharmaceutical products. Dr. Kisner currently serves on the Board of Directors of the Ontogen Corporation, a drug discovery and development company. Dr. Kisner held a tenured position in the Division of Oncology at the University of Texas. Dr. Kisner has a B.A. in Biological Sciences from Rutgers University and a M.D. from Georgetown University.

     Hugh Y. Rienhoff, Jr., M.D., became a Director of the Company in July 1994. Since November 1998, Dr. Rienhoff has been Chairman and Chief Executive Officer of DNA Sciences, Inc. (formally Kiva Genetics), a privately held biotechnology company focused on the discovery of the genetics of common diseases using DNA.com as a portal for the recruitment of volunteers. Dr. Rienhoff founded DNA Sciences in 1998 following a career as a venture investor in the fields of biotechnology and healthcare information systems. Prior to founding DNA Sciences, he was a Director of Abingworth Management Ltd. from February 1997 to October 1998, where he ran the US operation for the London-based venture firm. From 1991 to February 1997, he was a partner at New Enterprise Associates, a venture investment firm based in Menlo Park, California and Baltimore, Maryland. Dr. Rienhoff was a founding director of Healtheon. He is also a current board member of Aurora Bioscience and Iconix Pharmaceuticals, Inc. Dr. Rienhoff's most recent academic appointment was as a member of the faculty in the Department of Molecular Biology and Genetics at the Johns Hopkins University School of Medicine. He trained in mathematics, medicine and genetics at Harvard University, Johns Hopkins University and the Fred Hutchinson Cancer Research Center in Seattle, Washington. He received a Doctor of Medicine degree from Johns Hopkins University School of Medicine and a Bachelor of Arts degree with honors in Biology and English Literature from Williams College.

     David Schnell, M.D., has served as a Director of the Company since December 1992 and is a Founder of the Company. Since 1997 he has been a Managing Partner of Prospect Venture Partners, a venture capital firm. From 1994 to 1997, he was a Partner at Kleiner Perkins Caufield & Byers, a venture capital firm. From 1987 to December 1993, he was a marketing and business development executive at Sandoz Pharmaceuticals Corporation, a research-based provider of life science products. During 1992 and 1993, he managed Sandoz's venture capital activities and, with Avalon Medical Partners, a venture capital firm, founded the Company. Dr. Schnell has a B.S. in Biological Sciences and a M.A. in Health Services Research from Stanford University and a M.D. from Harvard University.

     Mark B. Skaletsky became a Director of the Company in April 1998. He was President and Chief Executive Officer of GelTex Pharmaceuticals, Inc., a company which researches and develops non-absorbed polymer drugs, from May 1993 to January 2001. From 1988 to 1993, Mr. Skaletsky served as Chairman and Chief Executive Officer of Enzytech, Inc., a biotechnology company subsequently acquired by Alkermes, Inc., a pharmaceutical company applying the tools of biotechnology to the development of proprietary drug delivery systems. From 1981 to 1988, Mr. Skaletsky served as President and Chief Operating Officer of Biogen, Inc., a biotechnology company focused on products for multiple sclerosis, inflammatory, respiratory and kidney diseases, and certain viruses and cancers. Mr. Skaletsky is the former Chairman of the Biotechnology Industry Organization (BIO). Mr. Skaletsky is a member of the Board of Trustees of Bentley College and also serves on the Board of Directors of Isis Pharmaceuticals, Inc., a leader in the discovery and development of drugs based on antisense technology, and ImmunoGen, a company which develops therapeutic drugs based upon the science of monoclonal antibodies. Mr. Skaletsky has a B.S. in Finance from Bentley College.

     John P. Walker has served as a Director of the Company since December 1995 and became Chairman of the Board in February 1999. He has been the Chairman of the Board of Axys Pharmaceuticals, Inc., a drug discovery and development company with a proprietary focus in oncology since 1998, and served as President and Chief Executive Officer from December 1997 to December 2000. Prior to joining Axys, Mr. Walker was the Chairman and Chief Executive Officer of Vitaphore Corporation, a medical device company which was sold to Union Carbide in 1990. Prior to that, Mr. Walker spent 15 years as an executive of American Hospital Supply Corporation, a broad-based healthcare products supplier, most recently serving as President of its American Hospital Company. He currently also serves on the Board of Directors of Geron Corporation, a biopharmaceutical company focused on therapeutic and diagnostic products to treat cancer and other age-related diseases, and one private company. Mr. Walker has a B.A. from State University of New York at Buffalo and conducted graduate studies at Northwestern University for Management.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Tables

     Summary Compensation Table. The following table sets forth the compensation paid by the Company to the Chief Executive Officer and each of the other executive officers of the Company whose total salary and bonus for fiscal year 2000 exceeded $100,000 (collectively the Named Officers).

                                                          ANNUAL COMPENSATION
                                                  ----------------------------------
                                                                                         LONG-TERM
                                      FISCAL                            OTHER ANNUAL    COMPENSATION        ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR       SALARY      BONUS(1)  COMPENSATION    OPTIONS/SARS #   COMPENSATION(2)
------------------------------------------------------------------------------------------------------------------------
James E. Rurka,                        2000      $319,167     $33,600        ---          60,000(3)          $   690
  President, Chief Executive           1999       291,167      78,750        ---          50,000(4)              432
  Officer and Director                 1998       286,667      25,000        ---          25,000(5)              270

George H. Miller, Ph.D., Senior        2000       249,375      18,750        ---          50,000(7)            4,238
  Vice President - Research and        1999       234,270      44,063        ---          40,000(8)            2,480
  Development(6)                       1998       209,278      22,000     88,525(9)       60,000(10)           2,130

Donald D. Huffman, Vice                2000       117,794      15,000        ---          65,000(12)          27,684
  President - Finance and
  Corporate Development and
  Chief Financial Officer(11)

-------------

(1) Represents bonuses earned by the Named Officer based upon his performance in the year noted but paid in the subsequent year.

(2) Represents amounts paid by the Company on behalf of the officer for term life insurance policies (the proceeds of which are payable to the officer's beneficiaries), and in the case of Mr. Huffman, also included are consulting fees earned prior to joining the Company in May 2000 in the amount of $27,281.

(3) Pursuant to the Company's 1993 Amended Incentive Stock Plan, an option to purchase 60,000 shares of Common Stock at a price of $19.00 per share was granted to Mr. Rurka in February 2000. Such option vests on a monthly basis over a four-year period after the date of grant. As of December 31, 2000, such option was vested with respect to 12,500 shares of Common Stock.

(4) Pursuant to the Company's 1993 Amended Incentive Stock Plan, an option to purchase 50,000 shares of Common Stock at a price of $4.25 per share was granted to Mr. Rurka in February 1999. Such option vests on a monthly basis over a four-year period after the date of grant. As of December 31, 2000, such option was vested with respect to 22,917 shares of Common Stock.

(5) Pursuant to the Company's 1993 Amended Incentive Stock Plan, an option to purchase 25,000 shares of Common Stock at a price of $8.25 per share was granted to Mr. Rurka in March 1998. Such option vests on a monthly basis over a four year period after the date of grant. As of December 31, 2000, such option was vested with respect to 17,188 shares of Common Stock.

(6)  Dr. Miller joined the Company in January 1998.

(7) Pursuant to the Company's 1993 Amended Incentive Stock Plan, an option to purchase 50,000 shares of Common Stock at a price of $19.00 per share was granted to Dr. Miller in February 2000. Such option vests on a monthly basis over a four-year period after the date of grant. As of December 31, 2000, such option was vested with respect to 10,417 shares of Common Stock.

(8) Pursuant to the Company's 1993 Amended Incentive Stock Plan, an option to purchase 40,000 shares of Common Stock at a price of $4.25 per share was granted to Dr. Miller in February 1999. Such option vests on a monthly basis over a four-year period after the date of grant. As of December 31, 2000, such option was vested with respect to 18,333 shares of Common Stock.

(9) Represents reimbursement of expenses incurred by Dr. Miller in connection with relocating to the Company's geographic region attributed to 1998 compensation.

(10) Pursuant to the Company's 1993 Amended Incentive Stock Plan, an option to purchase 60,000 shares of Common Stock at a price of $9.00 per share was granted to Dr. Miller in January 1998. Such option vests with respect to 25% of the shares subject to the option one year after the date of grant, and as to the remainder in equal monthly installments over the succeeding 36 months. As of December 31, 2000, such option was vested with respect to 43,750 shares of Common Stock.

(11) Mr. Huffman joined the Company in May 2000.

(12) Pursuant to the Company's 1993 Amended Incentive Stock Plan, an option to purchase 65,000 shares of Common Stock at a price of $5.44 per share was granted to Mr. Huffman in May 2000. Such option vests with respect to 25% of the shares subject to the option one year after the date of grant, and as to the remainder in equal monthly installments over the succeeding 36 months. As of December 31, 2000, such option was vested with respect to zero shares of Common Stock.

     Employment Contracts. The Company currently has no compensatory plan or arrangement with any of the Named Officers where the amounts to be paid exceed $100,000 and which are activated upon resignation, termination or retirement of any such executive officer upon a change in control of the Company.

                            Stock Option Information

     Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options to each of the Named Officers during the fiscal year ended December 31, 2000. The table also sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

                                             % OF TOTAL
                                               OPTIONS                               POTENTIAL REALIZABLE VALUE
                                             GRANTED TO                              AT ASSUMED ANNUAL RATE OF
                                              EMPLOYEES    EXERCISE                   STOCK PRICE APPRECIATION
                                  OPTIONS     IN FISCAL      PRICE     EXPIRATION       FOR OPTIONS TERM(2)
NAME                             GRANTED(1)     YEAR       PER SHARE      DATE            5%             10%
----                             ----------  ----------    ---------   ----------    -----------     -----------
James E. Rurka,
  President, Chief
  Executive Officer
  and Director                      60,000         11.3%      $19.00     02/18/10    $ 1,010,141     $ 2,283,740

George H. Miller, Ph.D.,
  Senior Vice President -
  Research and Development          50,000          9.4%       19.00     02/18/10        841,784       1,903,117

Donald D. Huffman,
  Vice President - Finance
  and Corporate Development
  and Chief Financial Officer       65,000         12.2%        5.44     05/10/10        222,295         563,340

----------------------------
(1) The options referenced in the foregoing table are intended to be incentive stock options to the extent permitted by applicable law. The Company's 1993 Amended Incentive Stock Plan (Incentive Plan) also provides for the grant of non-qualified stock options. Incentive stock options may be granted under the Incentive Plan at an exercise price no less than fair market value on the date of grant. For so long as the Company's Common Stock is listed on the Nasdaq National Market, the fair market value is the closing sale price for the Common Stock. Non-qualified options may be granted at an exercise price of no less than 85% of fair market value on the date of grant. The above-referenced options generally become exercisable on a monthly basis over a four-year period after the date of grant, except for Mr. Huffman's options, which represent his initial incentive stock option grant and whereby 25% of the shares vest one year after the date of grant, and the remainder in equal monthly installments over the succeeding 36 months. Options generally terminate on the earlier of thirty days after termination of the optionee's employment by or services to the Company, or ten years after grant.

(2) The 5% and 10% assumed annualized rates of compound stock price appreciation are based on the exercise prices shown in the table, are mandated by the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or a projection by the Company of future Common Stock prices.

    Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth certain information concerning the number of options exercised by the Named Officers during the fiscal year ended December 31, 2000, and the number of shares covered by both exercisable and unexercisable stock options held by the Named Officers as of December 31, 2000. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's Common Stock as of December 29, 2000 ($4.125 per share).

                                                                                          VALUE OF UNEXERCISED
                              SHARES                      NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS
                             ACQUIRED                  OPTIONS AT DECEMBER 31, 2000       AT DECEMBER 31, 2000
                                ON         VALUE       ----------------------------   ---------------------------
NAME                         EXERCISE     REALIZED     EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         --------     --------     -----------    -------------   -----------   -------------
James E. Rurka                   0           $0          218,959          86,041        $346,875          $0

George H. Miller, Ph.D.          0            0           72,500          77,500               0           0

Donald D. Huffman                0            0                0          65,000               0           0


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, the Compensation Committee consisted of James E. Rurka, David Schnell, M.D. and John P. Walker. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the Board of Directors or Compensation Committee of any other Company. Except for Mr. Rurka, no member of the Compensation Committee, as constituted during 2000, was a former or current officer or employee of the Company.

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company are entitled to participate in the Company's 1996 Director Option Plan. Each individual who becomes a non-employee director for the first time will automatically be granted an option to purchase 16,000 shares of Common Stock on the date of his or her election or appointment to the Board of Directors, provided such individual was not employed by the Company immediately prior to such time. Such options are exercisable at a price equal to the fair market value of the Company's Common Stock on the date the option is granted, and the right to exercise the shares subject to the option vests over a four-year period. Thereafter, at each annual stockholders' meeting, each non-employee director with at least six months of service on the Board of Directors will automatically be granted an option to purchase 4,000 shares of Common Stock (8,000 shares for the Chairman of the Board). Such options are exercisable at a price equal to the fair market value of the Company's Common Stock on the date the option is granted, and the right to exercise the shares subject to the option vests over a one-year period. In June 2000, the Company granted 4,000 options to purchase shares of Common Stock to each of Daniel L. Kisner, M.D., Hugh Y. Rienhoff, Jr., M.D., David Schnell, M.D. and Mark B. Skaletsky, and 8,000 options to John P. Walker as Chairman. Keith A. Bostian, Ph.D. did not receive directors' options in conjunction with his consulting agreement with the Company, and did not receive any other options pursuant to that agreement.

     Effective in 2000, the Company paid each non-employee director a flat fee of $10,000 per annum, payable quarterly ($15,000 for the Chairman of the Board). Directors otherwise receive no other fees for services provided in that capacity but they are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings. Directors receive no compensation for meetings attended by telephone or for actions taken by written consent. However, in addition to the above, John P. Walker and Keith A. Bostian provided separate consulting services during 2000 to the Company for fees in the amounts of $30,000 and $2,800, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 12, 2001 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each current director, (iii) the Company's Chief Executive Officer and each of the other executive officers of the Company whose total salary and bonus for fiscal year 1999 exceeded $100,000 (together, the "Named Officers") and (iv) all executive officers and directors as a group.

                                                                                                   PERCENT
                                    FIVE PERCENT STOCKHOLDERS,                                   BENEFICIALLY
TITLE OF CLASS                   DIRECTORS AND EXECUTIVE OFFICERS                     NUMBER       OWNED(1)
--------------                   --------------------------------                     ------     ------------
Common Stock    BVF Partners L.P...................................................   975,007        8.5%
                   333 West Wacker Drive, Suite 1600
                   Chicago, IL 60606
Common Stock    Wanger Asset Management, L.P. .....................................   823,000        7.2%
                   70 West Madison Street, Suite 3300
                   Chicago, IL  60602
Common Stock    Keith A. Bostian, Ph.D.(2).........................................   192,808        1.7%
Common Stock    Donald D. Huffman(3)...............................................    19,375           *
Common Stock    Daniel L. Kisner, M.D.(4). ........................................    19,333           *
Common Stock    George H. Miller, Ph.D.(5).........................................   105,555           *
Common Stock    Hugh Y. Rienhoff, Jr., M.D.(6).....................................    15,368           *
Common Stock    James E. Rurka(7)..................................................   418,755        3.6%
Common Stock    David Schnell, M.D.(8).............................................    52,213           *
Common Stock    Mark B. Skaletsky(9)...............................................    19,833           *
Common Stock    John P. Walker(10).................................................    51,355           *
Common Stock    All directors and executive officers as a group (9 persons)(11)....   894,595        7.8%

-------------
*     Less than 1%

---------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities, subject to community property laws, where applicable. Applicable percentage ownership is based on 11,480,476 shares of Common Stock outstanding as of March 12, 2001.

(2) Includes 145,433 shares held by Dr. Bostian, 16,000 shares held by Arthur Weil as Trustee for Dr. Bostian's children with respect to which Dr. Bostian disclaims beneficial ownership, 2,000 shares held by Dr. Bostian as Custodian for Dr. Bostian's children, and 29,375 shares issuable to Dr. Bostian pursuant to options exercisable within 60 days of March 12, 2001. Of the latter, Dr. Bostian disclaims beneficial ownership of 12,794 shares, the beneficial ownership of which has been transferred to his former spouse.

(3) Includes zero shares held by Mr. Huffman and 19,375 shares issuable to Mr. Huffman pursuant to options exercisable within 60 days of March 12, 2001.

(4) Includes 19,333 shares issuable to Dr. Kisner pursuant to options exercisable within 60 days of March 12, 2001.

(5) Includes 13,784 shares held by Dr. Miller and 91,771 shares issuable to Dr. Miller pursuant to options exercisable within 60 days of March 12, 2001.

(6) Includes 35 shares held by Dr. Rienhoff and 15,333 shares issuable to Dr. Rienhoff pursuant to options exercisable within 60 days of March 12, 2001.

(7) Includes 184,588 shares held by Mr. Rurka and 234,167 shares issuable to Mr. Rurka pursuant to options exercisable within 60 days of March 12, 2001.

(8) Includes 36,880 shares held by Dr. Schnell and 15,333 shares issuable to Dr. Schnell pursuant to options exercisable within 60 days of March 12, 2001.

(9) Includes 500 shares held by Mr. Skaletsky and 19,333 shares issuable to Mr. Skaletsky pursuant to options exercisable within 60 days of March 12, 2001.

(10) Includes 15,000 shares held by the Walker Living Trust of which Mr. Walker is a Trustee and 36,355 shares issuable to Mr. Walker pursuant to options exercisable within 60 days of March 12, 2001.

(11) Includes 480,375 shares issuable pursuant to options exercisable within 60 days of March 12, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under the terms of the Series A Preferred Stock Purchase Agreement between the Company and EpiGenix, Inc., a Delaware corporation, now named Iconix Pharmaceuticals, Inc., (Iconix) dated January 14, 1998, the Core Technology Development and License Agreement between the Company and Iconix dated January 14, 1998 (Core Technology Agreement) and the Antiviral and Surrogate Genetics Research and Collaboration Agreement between the Company and Iconix dated January 14, 1998 (Collaboration Agreement), the Company purchased 8,750,000 shares of Series A Preferred Stock of Iconix in exchange for the assignment and license of certain technology from the Company to Iconix pursuant to the terms of the Core Technology Agreement. The shares of Series A Preferred Stock are deemed to have a value of $0.75 per share based upon the $0.75 price per share paid by the investors purchasing Series B Preferred Stock of Iconix (which is substantially similar in rights, preferences, and privileges to the Series A Preferred Stock) as part of the same transaction. Microcide now holds approximately a 32% interest or 29% ownership of Iconix on a fully-diluted basis.

     Under the terms of the three-year Core Technology Agreement, the Company agreed to transfer or license certain technology to Iconix and to jointly develop certain technologies for a specified period of time. Under the terms of the three-year Collaboration Agreement, the parties agreed to collaborate to discover and develop viral therapeutics, as well as to potentially utilize the technologies which Iconix will develop for antibacterial and antifungal applications. Microcide or Iconix did not extend the Core Technology Development and License Agreement beyond the scheduled conclusion date of January 14, 2001. Under the Core Technology Agreement, projects jointly undertaken pursuant to this agreement resulted in a cost to Microcide of approximately $238,000, $515,000 and $274,000, respectively, reduced by $4,000, $130,000 and nil for research services to Iconix for the years ended December 31, 2000, 1999 and 1998, respectively. Under the Collaboration Agreement, Microcide incurred antiviral research expenses of approximately $1,528,000, $1,873,000 and $823,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Under the terms of a Support Service Agreement, Microcide provided Iconix with facilities and various business support services with reimbursement to Microcide. This agreement concluded on January 14, 2001 but is currently under negotiation for renewal. For the years ended December 31, 2000, 1999 and 1998, Microcide received approximately $1,067,000, $1,108,000 and $763,000, respectively, from Iconix pursuant to the Support Services Agreement which it treated as a reduction of expenses.

     Dr. Keith Bostian, formerly Chief Operating Officer of the Company, is the President and Chief Executive Officer of Iconix. Dr. Bostian continues to serve as a member of the Company's Board of Directors. He also serves as a consultant to the Company and is reimbursed as services are rendered.

     James E. Rurka currently serves as a director for Iconix. He also serves as President, Chief Executive Officer and a Director of the Company.

     Dr. Hugh Y. Rienhoff currently serves as a director for Iconix. He also serves as a member of the Company's Board of Directors.

     Effective January 1, 2001, the Company signed a consulting agreement with John P. Walker, Chairman of the Board, who will provide consulting services. Under the terms of the agreement, Mr. Walker will be reimbursed at a rate of $15,000 per month and was granted a non-qualified option to purchase 75,000 shares of Common Stock. These options were granted with a term of ten (10) years and vest monthly over 4 years. The agreement shall terminate on the earlier of the date that Mr. Walker ceases to serve on the Company's Board of Directors or ceases to provide consulting services to the Company under this agreement.

     The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

     10.8*     Joint Research Agreement between the Registrant and Daiichi
               Pharmaceutical Co., Ltd. dated November 6, 1995.(1)

     10.9*     Collaborative Research Agreement between the Registrant and Pfizer
               Inc dated March 1, 1996.(1)

     10.10* License and Royalty Agreement between the Registrant and Pfizer Inc dated March 1, 1996.(1)

   EXHIBITS                               DESCRIPTION
   --------                               -----------

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

     10.21 Consulting Agreement dated January 14, 1998 between the Registrant and Keith Bostian, Ph.D.(6)

     10.22     Lease Agreement between the Registrant and Portola Land Co. dated
               May 11, 1998.(7)

     10.23     Promissory Note between the Registrant and Heller Financial Leasing,
               Inc. dated December 22, 1998.(9)

     10.24     Security Agreement between the Registrant and Heller Financial
               Leasing, Inc. dated December 22, 1998.(9)

     10.25* Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson
               Pharmaceutical Research Institute dated October 23, 1998.(9)

     10.26*    Collaborative Research Agreement between the Registrant and Pfizer
               Inc dated January 13, 1999.(9)

     10.27* License and Royalty Agreement between the Registrant and Pfizer Inc dated January 13, 1999.(9)

     10.28     Preferred Shares Rights Agreement dated February 2, 1999 between the
               Registrant and Chase Mellon Shareholder Services, L.L.C.(8)

     10.29*    Amendment to Joint Research Agreement between the Registrant and
               Daiichi Pharmaceutical Co., Ltd. dated February 4, 2000.(10)

     10.30*    Amendment to Collaborative Research Agreement between the Registrant and Pfizer Inc. dated March 1, 2000.(10)

     10.31*    Research Agreement by and between the Registrant and Daiichi
               Pharmaceutical Co., Ltd. dated May 8, 2000.(11)

     10.32+ Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson
               Pharmaceutical Research Institute dated December 19, 2000.

     10.33 Consulting Agreement between the Registrant and John P. Walker dated as of January 1, 2001.

     23.1      Consent of Ernst & Young LLP, Independent Auditors.

     24.1**    Power of Attorney.

-------------

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

**   Previously filed

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

                                        MICROCIDE PHARMACEUTICALS, INC.

                                        a Delaware Corporation

                                        By:  /s/ JAMES E. RURKA
                                           -------------------------------------
                                           James E. Rurka
                                           President and Chief Executive Officer

                                        Date: March 21, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                                  TITLE                            DATE
               ---------                                  -----                            ----
                   *                       President, Chief Executive Officer and     March 21, 2001
----------------------------------------   Director (principal executive officer)
             James E. Rurka

                   *                       Vice President-Finance and Corporate       March 21, 2001
----------------------------------------   Development and Chief Financial
            Donald D. Huffman              Officer
                                           (principal financial officer)


                   *                       Chairman of the Board of Directors         March 21, 2001
----------------------------------------
             John P. Walker

                   *                       Director                                   March 21, 2001
----------------------------------------
         Keith A. Bostian, Ph.D.

                   *                       Director                                   March 21, 2001
----------------------------------------
         Daniel L. Kisner, M.D.

                   *                       Director                                   March 21, 2001
----------------------------------------
       Hugh Y. Rienhoff, Jr., M.D.

                   *                       Director                                   March 21, 2001
----------------------------------------
           David Schnell, M.D.

                   *                       Director                                   March 21, 2001
----------------------------------------
            Mark B. Skaletsky

*By: /s/ JAMES E. RURKA
    ------------------------------------
    James E. Rurka
    Attorney-in-fact

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

     10.8*     Joint Research Agreement between the Registrant and Daiichi
               Pharmaceutical Co., Ltd. dated November 6, 1995.(1)

     10.9*     Collaborative Research Agreement between the Registrant and Pfizer
               Inc dated March 1, 1996.(1)

     10.10* License and Royalty Agreement between the Registrant and Pfizer Inc dated March 1, 1996.(1)

   EXHIBITS                               DESCRIPTION
   --------                               -----------

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

     10.21 Consulting Agreement dated January 14, 1998 between the Registrant and Keith Bostian, Ph.D.(6)

     10.22     Lease Agreement between the Registrant and Portola Land Co. dated
               May 11, 1998.(7)

     10.23     Promissory Note between the Registrant and Heller Financial Leasing,
               Inc. dated December 22, 1998.(9)

     10.24     Security Agreement between the Registrant and Heller Financial
               Leasing, Inc. dated December 22, 1998.(9)

     10.25* Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson
               Pharmaceutical Research Institute dated October 23, 1998.(9)

     10.26*    Collaborative Research Agreement between the Registrant and Pfizer
               Inc dated January 13, 1999.(9)

     10.27* License and Royalty Agreement between the Registrant and Pfizer Inc dated January 13, 1999.(9)

     10.28     Preferred Shares Rights Agreement dated February 2, 1999 between the
               Registrant and Chase Mellon Shareholder Services, L.L.C.(8)

     10.29*    Amendment to Joint Research Agreement between the Registrant and
               Daiichi Pharmaceutical Co., Ltd. dated February 4, 2000.(10)

     10.30*    Amendment to Collaborative Research Agreement between the Registrant and Pfizer Inc. dated March 1, 2000.(10)

     10.31*    Research Agreement by and between the Registrant and Daiichi
               Pharmaceutical Co., Ltd. dated May 8, 2000.(11)

     10.32+ Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson
               Pharmaceutical Research Institute dated December 19, 2000.

     10.33 Consulting Agreement between the Registrant and John P. Walker dated as of January 1, 2001.

     23.1      Consent of Ernst & Young LLP, Independent Auditors.

     24.1**    Power of Attorney.

-------------

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

**   Previously filed