Form 10-Q
period 2001-03-31
MICROCIDE PHARMACEUTICALS INC
filed 2001-05-15
CIK 1010915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                              Yes [X]   No [ ]

Number of shares of Common Stock, no par value, outstanding as of April 30, 2001: 11,519,313

                         MICROCIDE PHARMACEUTICALS, INC.

                               INDEX FOR FORM 10-Q

                                 MARCH 31, 2001


                                                                                      PAGE
                                                                                     NUMBER
PART I       FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements and Notes (unaudited)

             Condensed Balance Sheets as of March 31, 2001                             3
             and December 31, 2000

             Condensed Statements of Operations for the three months
             ended March 31, 2001 and March 31, 2000                                   4

             Condensed Statements of Cash Flows for the three months
             ended March 31, 2001 and March 31, 2000                                   5

             Notes to Condensed Financial Statements                                   6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                       8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk               20


PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                         21


SIGNATURES                                                                            22

                         MICROCIDE PHARMACEUTICALS, INC.


                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                           March 31,         December 31,
                                                             2001               2000
                                                           --------          ------------
                                                          (Unaudited)          (Note)
ASSETS

Current assets:
  Cash and cash equivalents                                $  4,260           $  3,744
  Short-term investments                                      9,816              8,845
  Receivables, prepaid expenses and other current assets      2,319              7,896
                                                           --------           --------
Total current assets                                         16,395             20,485

Property and equipment, net                                   5,264              5,856

Other assets                                                    867                857
                                                           --------           --------

Total assets                                               $ 22,526           $ 27,198
                                                           ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    266           $    566
  Accrued compensation                                          958                879
  Current portion of notes payable                            1,379              1,597
  Deferred revenue                                            5,274              7,323
  Other accrued liabilities                                   1,023                906
                                                           --------           --------
Total current liabilities                                     8,900             11,271

Long-term portion of notes payable                              143                309
Accrued rent                                                    324                294

Stockholders' equity:
  Common stock                                               68,785             68,483
  Deferred compensation                                        (125)                --
  Accumulated deficit                                       (55,549)           (53,188)
  Accumulated other comprehensive income                         48                 29
                                                           --------           --------

Total stockholders' equity                                   13,159             15,324
                                                           --------           --------

Total liabilities and stockholders' equity                 $ 22,526           $ 27,198
                                                           ========           ========


NOTE: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
Revenues:
  Research revenues                                $  1,770           $  1,133
  License fees and other revenues                       892                 50
                                                   --------           --------
       Total revenues                                 2,662              1,183

Operating expenses:
  Research and development                            4,071              4,057
  General and administrative                          1,123                842
                                                   --------           --------
       Total operating expenses                       5,194              4,899
                                                   --------           --------

Loss from operations                                 (2,532)            (3,716)

Interest and other income, net                          171                246
                                                   --------           --------
Net loss before cumulative effect of change
   in accounting principle                           (2,361)            (3,470)
Cumulative effect of change in accounting
   principle                                             --               (233)
                                                   --------           --------
Net loss                                           $ (2,361)          $ (3,703)
                                                   ========           ========

Basic and diluted net loss per share:
Net loss before cumulative effect of change
   in accounting principle                         $  (0.21)          $  (0.31)
Cumulative effect of change in accounting
   principle                                             --              (0.02)
                                                   --------           --------
Net loss per share                                 $  (0.21)          $  (0.33)
                                                   ========           ========

Weighted-average shares used in computing
   basic and diluted net loss per share              11,463             11,213


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                Increase (decrease) in cash and cash equivalents


                                                                      Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                     2001              2000
                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(2,361)          $(3,703)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                          574               597
Cumulative effect of change in accounting principle                     --               233
Amortization of deferred compensation                                    6                --
Loss on disposal of fixed assets                                        44                --
Changes in assets and liabilities:
   Receivables, prepaid expenses and other assets                    5,567              (711)
   Accounts payable                                                   (300)               (2)
   Accrued compensation and other accrued liabilities                  196              (139)
   Accrued rent                                                         30               (18)
   Deferred revenue                                                 (2,049)             (411)
                                                                   -------           -------

Net cash provided by (used in) operating activities                  1,707            (4,154)
                                                                   -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                                  (3,952)           (2,030)
Maturities of short-term investments                                 3,000             5,000
Capital expenditures                                                   (26)             (209)
                                                                   -------           -------

Net cash provided by (used in) investing activities                   (978)            2,761
                                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable                                   (384)             (339)
Net proceeds from issuance of common stock                             171               776
                                                                   -------           -------

Net cash provided by (used in) financing activities                   (213)              437
                                                                   -------           -------

Net increase (decrease) in cash and cash equivalents                   516              (956)
Cash and cash equivalents, beginning of period                       3,744             5,660
                                                                   -------           -------
Cash and cash equivalents, end of period                           $ 4,260           $ 4,704
                                                                   =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                      $    40           $    77
                                                                   =======           =======


                  See Notes to Condensed Financial Statements.

                         MICROCIDE PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Basis of Presentation

       Microcide Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company committed to the discovery, development and commercialization of novel antimicrobials for the improved treatment of serious bacterial, fungal and viral infections. The Company's three discovery research platforms address the growing problems of antibiotic resistance and the need for improved antifungal and antiviral therapeutics. The Company's Cephalosporin Antibiotics and Efflux Pump Inhibition platforms focus on developing novel antibiotics and antibiotic potentiators (efflux inhibitors) to directly address existing bacterial and fungal resistance problems. Microcide's Microbial Genomics platform utilizes proprietary bacterial, fungal and viral genetics and genomics tools to discover entirely new classes of antimicrobial agents.

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

       The Company previously recognized nonrefundable upfront license fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable license fees to recognize such fees over the term of the related research collaboration agreement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements.

       This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

2. NET LOSS PER SHARE

       Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of options which are antidilutive.

3. COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, are included in accumulated other comprehensive income (loss).

4. RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133). The Company was required to adopt SFAS 133 effective January 1, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. Microcide does not currently engage in hedging activities; adoption of SFAS 133 had no material impact on Microcide's financial condition and results of operations.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to recognition of upfront nonrefundable license payments received under collaborative agreements. As a result of this change in accounting for nonrefundable upfront license fees, the first quarter of 2000 reflects a charge for the $233,000 cumulative effect of the change in accounting principle, calculated as of January 1, 2000, and an adjustment to previously reported research revenues to reflect revenue recognition of $50,000 for the first quarter. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining contractual term of the collaborative research and development agreement.

5. SUBSEQUENT EVENTS

       In April 2001, the Company announced that it had entered into a licensing agreement with Aurora Biosciences Corporation in which Aurora will obtain a non-exclusive license to a Microcide patent, related to a specific non-traditional bacterial target. Microcide has also agreed to provide certain materials necessary for screening with this target.

       In May 2001, the Company announced that it had entered into a collaborative research and development agreement with NeoGenesis, Inc. to discover and develop new classes of antibiotics. The collaboration will identify and optimize chemical compounds with antibacterial activity, utilizing a specified number of Microcide's proprietary essential gene targets from the Company's VALID (Validated Antimicrobial Lead Identification and Development) System and from NeoGenesis' ALIS (Automated Ligand Identification System) screening system and its small molecule libraries. Microcide will have worldwide product development and commercialization rights.

       Also in May 2001, the Company entered into a research collaborative agreement with Discovery Partners International, Inc., to optimize the drug-like qualities of the Company's recently discovered broad-spectrum antifungal compound series.

       The Company announced in May 2001 the successful completion of the funded preclinical research phase of its efflux pump inhibitor program with Daiichi Pharmaceutical Co., Ltd. Daiichi will continue preclinical and clinical work on candidates resulting from the collaboration. Microcide will receive milestone payments and royalties on worldwide sales of any marketed products resulting from the research.

       Also in May 2001, the Company announced that the R. W. Johnson Pharmaceutical Research Institute (RWJPRI), a subsidiary of Johnson & Johnson, had decided to advance RWJ-442831, a Microcide-developed prodrug form of the collaboration's lead parenteral cephalosporin product into preclinical toxicology studies which, if successful, would allow the compound to enter into Phase I clinical trials. Preliminary studies in animals, conducted by Microcide, demonstrated reduced venous irritation at the injection site compared to RWJ-54428.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with several major pharmaceutical companies. Pursuant to the Company's collaborative agreements with the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson (RWJPRI), Daiichi Pharmaceutical Co. (Daiichi), Pfizer Inc. (Pfizer) and Schering-Plough Animal Health Corporation (SPAH) (the Collaborative Agreements), the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable upfront payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs. In addition, the Company has derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research. Through March 31, 2001, the Company had received in the aggregate $61.2 million in license fees, milestone payments and research support payments under the Collaborative Agreements.

       The initial funded research portion of the collaborative agreement with RWJPRI concluded in late 1999. In November 1999, RWJPRI commenced Phase I clinical trials of the Company's cephalosporin compound RWJ-54428 (MC-02,479) developed during the Microcide-RWJPRI Gram-positive research collaboration. In November 2000, Phase I trials were extended into 2001, based upon the observation of irritation at the injection site in some subjects. In May 2001, the Company announced that RWJPRI had decided to advance a Microcide-developed prodrug form of the cephalosporin compound RWJ-54428 into preclinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. Preliminary studies in animals, conducted by Microcide, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. A prodrug is a modified form of a drug which is readily converted to the active drug in the body. There is no assurance that any compounds developed to address the incidence of irritation at the injection site will successfully proceed through preclinical development and clinical trials. In addition, work continues on a second parenteral Microcide cephalosporin compound, RWJ-333441 (MC-04,546), in preclinical development with RWJPRI.

       In December 2000, Microcide and RWJPRI extended their collaboration to develop a new class of cephalosporins, having similar spectrum and potency to the first compounds, but which would be bioavailable following oral administration. Also in December 2000, a new and unrelated collaboration with RWJPRI was established, to focus on the discovery of products from the Company's Natural Product extracts. The agreement covers collaborative research to discover novel drugs from natural products. Microcide will provide RWJPRI with access to its Natural Products Library for the purpose of screening for activity in various biological and therapeutic applications. RWJPRI will undertake a program for the development, manufacture and sale of products developed from the collaborative research.

       The initial funded research portion of the 1995 collaborative agreement with Daiichi concluded in 1999. In May 2000, the Company and Daiichi signed a subsequent one-year research agreement to discover and develop inhibitors to overcome the effect of efflux pumps in Pseudomonas aeruginosa. In May 2001, the Company announced the successful completion of this contract. Daiichi will continue preclinical and clinical work on candidates resulting from the collaboration. Microcide will receive milestone payments and royalties on worldwide sales of any marketed products resulting from the research.

       The five-year funded research portion of the 1996 collaborative agreement with Pfizer concluded at the end of February 2001. Each of Microcide and Pfizer now has the right without further obligation to the other to independently use the technology developed during the collaboration. Consequently, the Company began using the validated essential gene targets from this collaboration in its Microcide-owned Microbial Genomics program beginning in March 2001. In October 2000, Pfizer Animal Health notified the Company of its decision to extend the Collaborative Research Agreement dated January 1999 for an additional year, beginning January 2001.

       In October 2000, the Company entered into a research collaboration and license agreement with SPAH to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of the Company's efflux pump technology to existing SPAH antibacterials.

       The Company continues to enhance its discovery and development programs by entering into research and/or license agreements. Other companies that Microcide is currently collaborating with are Coelacanth Corporation, Aurora Biosciences Corporation, NeoGenesis, Inc. and Discovery Partners International, Inc. (see Subsequent Events for most recent collaborations).

       In the event that the Company and its collaborators achieve the specified research and product development milestones, the Company will be entitled to receive milestone payments as follows: up to $16.5 million for the first parenteral (administered by injection) product, up to $15.5 million for each additional parenteral product and up to $18.5 million for an orally-absorbed product developed pursuant to the RWJPRI Agreements, and up to $6.5 million for each product developed pursuant to the Daiichi Agreements. The Pfizer Animal Health and SPAH collaborations provide for a lower level of milestone payments than those applicable to human health applications. Receipt of the above milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. While the Collaborative Agreements provide for royalty payments on future products that may result, the Company does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

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

       This Form 10-Q contains forward-looking statements based upon current expectations, and such forward-looking statements involve risks and uncertainties, including, without limitation, those set forth in the section "Risk Factors" below.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Revenues. Total revenues for the first quarter of 2001 were $2.7 million, as compared to $1.2 million in the first quarter of 2000, derived primarily from the major collaborative agreements. The increase in comparative revenues during the period was due primarily to research revenues and license fees recognized under the amended agreement signed with RWJPRI in December 2000, as well as research support revenues from the joint research agreements signed in May 2000 with Daiichi and in October 2000 with SPAH. The increase in comparative revenues was partially offset by a reduction in revenues from Pfizer reflecting both reduced funding during the period and the conclusion of the joint research agreement in February 2001.

Research and Development Expenses. Research and development expenses for the first quarters were approximately the same in both 2001 and 2000 at $4.1 million.

General and Administrative Expenses. General and administrative expenses for the first quarter increased from $842,000 in 2000 to $1.1 million in 2001, due primarily to higher expenses for personnel-related costs and outside services.

Interest Income, net. Interest income for the first quarter decreased from $321,000 in 2000 to $255,000 in 2001, primarily due to a decrease in average cash balances. Interest expense for the first quarter of 2001 decreased from $77,000 in 2000 to $40,000 in 2001 primarily due to the declining balance on an equipment financing loan.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and contract research and through equipment financing. As of March 31, 2001, the Company had received $66.4 million from the sale of equity and $61.2 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

       Cash, cash equivalents and short-term investments at March 31, 2001 were $14.1 million compared to $12.6 million at December 31, 2000. The increase during the first three months of 2001 was due to cash provided by operations of $1.7 million, primarily from upfront license fees and research support payments received pursuant to the amended RWJPRI agreement, and $171,000 in net proceeds from the issuance of common stock from the exercise of employee stock options. This increase was partially offset by $384,000 utilized in making principal payments on the Company's equipment financing arrangement.

       The Company expects that its existing capital resources, interest income and future payments due under the Collaborative Agreements will enable the Company to maintain current and planned operations at least through 2001. The Company expects that it will need to seek additional funds to continue its business activities and will seek to raise such additional funding from other collaborative arrangements, or public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangements could result in limitations on the Company's ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any such equity financing could result in dilution to the Company's then-existing stockholders. The Company filed a Form S-3 shelf registration statement on February 9, 2001, as amended March 21, 2001, pursuant to which it may offer up to $35 million of newly issued common stock. The registration statement became effective in March 2001. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research programs.

RISK FACTORS

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO SUCCESSFULLY DEVELOP PHARMACEUTICAL PRODUCTS.

     Our first potential pharmaceutical product, a compound in the cephalosporin class of antibacterials, commenced Phase I Clinical Trials under the direction of our partner, The R.W. Johnson Pharmaceutical Research Institute (RWJPRI), an affiliate of Johnson & Johnson, in November 1999. The cephalosporin class of antibacterial drugs is the largest class of antibiotics in terms of global sales. The purpose of these Phase I studies is to assess the compound's safety, tolerability and pharmacokinetics. Safety and tolerability are measures of the body's ability to assimilate the compound at various dose levels without adverse reactions or side effects. Pharmacokinetics includes measures of absorption, distribution, metabolism and excretion of the compound in the body. In May 2001, we announced that RWJPRI decided to advance RWJ-442831, a Microcide-developed prodrug form of the collaboration's lead parenteral cephalosporin product (RWJ-54428) into preclinical toxicology studies which, if successful, would allow the compound to enter into Phase I clinical trials. A prodrug is a modified form of a drug which is rapidly converted to the active drug in the body. Preliminary studies in animals, conducted by Microcide, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. We may fail to successfully complete Phase I trials for such cephalosporin compound. There are two other Microcide cephalosporin compounds in the Johnson & Johnson collaboration: another parenteral compound which is in preclinical development and an orally-absorbed cephalosporin, in the research stage. Our other potential products are in the preclinical or research stage. Our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive preclinical and clinical testing prior to submission to the FDA or other regulatory authority. Preclinical and clinical testing will likely take several years. After submission, such potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

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

     o any pharmaceuticals we or our collaborators develop may be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

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

     Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies. We have entered into such collaboration agreements with Johnson & Johnson, Daiichi Pharmaceutical Co., Ltd., Pfizer Inc.'s animal health group and Schering-Plough Animal Health Corporation. Under such agreements, our collaborative partners are responsible for:

     o selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

     o conducting preclinical testing, clinical trials and obtaining required approvals for such potential products; and

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

     A large portion of our revenues to date has resulted from our collaborations. We intend to continue to rely on our collaborations to fund a substantial portion of our research and development activities over the next several years. If our existing partners do not extend our collaborations or if we are unable to enter into new collaborations, the development and commercialization of our potential products may be delayed. In addition, we may be forced to seek alternative sources of financing for such product development and commercialization activities.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

     We have incurred substantial net losses in every year since our inception in December 1992. We had net losses of $4.6 million in 1997, $9.8 million in 1998, $10.7 million in 1999, and $13.9 million in 2000. We had an accumulated deficit of $55.5 million through March 31, 2001. We expect to continue to incur operating losses over the next several years.

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

     Either we or our collaborators must show through preclinical studies and clinical trials that each of our pharmaceutical products is safe and effective in humans for each indication before obtaining regulatory clearance from the FDA for the commercial sale of that pharmaceutical. If we fail to adequately show the safety and effectiveness of a pharmaceutical, regulatory approval could be delayed or denied. The results from preclinical studies and early clinical trials are often different than the results that are obtained in large-scale testing. We cannot be certain that we will show sufficient safety and effectiveness in our clinical trials that would allow us to obtain the needed regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

     None of our drug candidates has received regulatory approval. If we fail to obtain this approval, we will be unable to commercially manufacture and sell our drug products. Even if we obtain regulatory approval, we may be required to continue clinical studies even after we have started selling a pharmaceutical. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

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

     o results of preclinical studies and clinical trials by us or our competitors;

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

Interest Rate Sensitivity

       The fair value of the Company's investments in marketable securities at March 31, 2001 was $12.8 million with a weighted-average maturity of 135 days and a weighted-average interest rate of 5.96%. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

Foreign Currency Exchange Risk

       At this time, the Company does not participate in any foreign currency exchange activities, and therefore is not subject to risk of gains or losses for changes in foreign exchange rates.

PART II    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibit has been filed with this report:

         10.1 Form of Severance Agreement executed in March 2001 by the Company and each of Donald D. Huffman, George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D.

    (b)  Reports on Form 8-K.

         The Registrant filed a current report on Form 8-K with the Securities and Exchange Commission on March 23, 2001, with respect to the Registrant's announcement on March 22, 2001, that James E. Rurka, the Company's President and Chief Executive Officer, would step down upon the hiring of a successor.

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2001




                                   MICROCIDE PHARMACEUTICALS, INC.
                                   (Registrant)



                                   /s/ James E. Rurka
                                   ---------------------------------------
                                   James E. Rurka
                                   President, Chief Executive Officer
                                   and Director
                                   (principal executive officer)


                                   /s/ Donald D. Huffman
                                   ---------------------------------------
                                   Donald D. Huffman
                                   Vice President - Finance and Corporate
                                   Development and Chief Financial Officer
                                   (principal financial officer)

                                 Index to Exhibits

         10.1 Form of Severance Agreement executed in March 2001 by the Company and each of Donald D. Huffman, George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D.