Form 10-Q
period 2001-06-30
MICROCIDE PHARMACEUTICALS INC
filed 2001-08-14
CIK 1010915

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number:  0-28006


                        MICROCIDE PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

                           Delaware                                                   94-3186021
(State or other jurisdiction of incorporation of organization)          (I.R.S. Employer Identification Number)


     850 Maude Avenue, Mountain View, California                                    94043
       (Address of principal executive offices)                                   (ZIP Code)

     Registrant's telephone number, including area code:                          650-428-1550


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No __
                                   --

Number of shares of Common Stock, no par value, outstanding as of July 31, 2001:
11,519,313

                        MICROCIDE PHARMACEUTICALS, INC.

                              INDEX FOR FORM 10-Q

                                 JUNE 30, 2001


                                                                          PAGE
                                                                         NUMBER

PART I    FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements and Notes (unaudited)

          Condensed Balance Sheets as of June 30, 2001                       3
          and December 31, 2000

          Condensed Statements of Operations for the three and six months
          ended June 30, 2001 and June 30, 2000                              4

          Condensed Statements of Cash Flows for the six months
          ended June 30, 2001 and June 30, 2000                              5

          Notes to Condensed Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        20

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               21

Item 5.   Other Information                                                 22

Item 6.   Exhibits and Reports on Form 8-K                                  22


SIGNATURES                                                                  23

                        MICROCIDE PHARMACEUTICALS, INC.


                           CONDENSED BALANCE SHEETS
                                (in thousands)


                                                          June 30,                December 31,
                                                            2001                      2000
                                                        ----------------        -----------------
                                                         (Unaudited)                 (Note)
ASSETS

Current assets:
  Cash and cash equivalents                             $          8,342        $           3,744
  Short-term investments                                           2,984                    8,845
  Receivables, prepaid expenses and other current
   assets                                                            848                    7,896
                                                        ----------------        -----------------
Total current assets                                              12,174                   20,485

Property and equipment, net                                        4,755                    5,856

Other assets                                                         867                      857
                                                        ----------------        -----------------

Total assets                                            $         17,796        $          27,198
                                                        ================        =================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $            512        $             566
  Accrued compensation                                             1,038                      879
  Current portion of notes payable                                 1,025                    1,597
  Deferred revenue                                                 4,038                    7,323
  Other accrued liabilities                                        1,236                      906
                                                        ----------------        -----------------
Total current liabilities                                          7,849                   11,271

Long-term portion of notes payable                                   103                      309
Accrued rent                                                         353                      294

Stockholders' equity:
  Common stock                                                    68,897                   68,483
  Deferred compensation                                             (130)                     ---
  Accumulated deficit                                            (59,276)                 (53,188)
  Accumulated other comprehensive income                             ---                       29
                                                        ----------------        -----------------

Total stockholders' equity                                         9,491                   15,324
                                                        ----------------        -----------------

Total liabilities and stockholders' equity              $         17,796        $          27,198
                                                        ================        =================

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

                 See Notes to Condensed Financial Statements.

                        MICROCIDE PHARMACEUTICALS, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                  Three Months Ended                        Six Months Ended
                                                       June 30,                                 June 30,
                                         ------------------------------------     -------------------------------------
                                               2001               2000                 2001                  2000
                                         -----------------     --------------     ---------------     -----------------

Revenues:
  Research revenues                      $             961     $        1,521     $         2,731     $           2,654
  License fees and other revenues                      892                 50               1,784                   100
                                         -----------------     --------------     ---------------     -----------------
       Total revenues                                1,853              1,571               4,515                 2,754

Operating expenses:
  Research and development                           4,406              4,112               8,477                 8,169
  General and administrative                         1,340              1,083               2,463                 1,925
                                         -----------------     --------------     ---------------     -----------------
       Total operating expenses                      5,746              5,195              10,940                10,094
                                         -----------------     --------------     ---------------     -----------------

Loss from operations                                (3,893)            (3,624)             (6,425)               (7,340)

Interest and other income, net                         166                223                 337                   469
                                         -----------------     --------------     ---------------     -----------------

Loss before cumulative effect of change
 in accounting principle                            (3,727)            (3,401)             (6,088)               (6,871)
Cumulative effect of change in
 accounting principle                                  ---                ---                 ---                  (233)
                                         -----------------     --------------     ---------------     -----------------
Net loss                                 $          (3,727)    $       (3,401)    $        (6,088)    $          (7,104)
                                         =================     ==============     ===============     =================


Basic and diluted net loss per share:
Loss before cumulative effect of change
 in accounting principle                 $           (0.32)    $        (0.30)    $         (0.53)    $           (0.61)
Cumulative effect of change in
 accounting principle                                  ---                ---                 ---                 (0.02)
                                         -----------------     --------------     ---------------     -----------------
Net loss per share                       $           (0.32)    $        (0.30)    $         (0.53)    $           (0.63)
                                         =================     ==============     ===============     =================

Weighted-average shares used in computing
  basic and diluted net loss per share              11,509             11,309              11,486                11,261



                 See Notes to Condensed Financial Statements.

                        MICROCIDE PHARMACEUTICALS, INC.


                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
               Increase (decrease) in cash and cash equivalents

                                                                         Six Months Ended
                                                                             June 30,
                                                              --------------------------------------
                                                                   2001                   2000
                                                              ---------------        ---------------
Cash flows from operating activities:
Net loss                                                      $        (6,088)       $        (7,104)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                           1,118                  1,260
Cumulative effect of change in accounting principle                       ---                    233
Amortization of deferred compensation                                      15                    ---
Loss on disposal of fixed assets                                           44                    ---
Changes in assets and liabilities:
   Receivables, prepaid expenses and other current assets               7,038                   (621)
   Accounts payable                                                       (54)                   120
   Accrued compensation and other accrued liabilities                     489                     15
   Accrued rent                                                            59                    (31)
   Deferred revenue                                                    (3,285)                   556
                                                              ---------------        ---------------

Net cash used in operating activities                                    (664)                (5,572)
                                                              ---------------        ---------------
Cash flows from investing activities:
Purchase of short-term investments                                     (3,918)                (6,700)
Maturities of short-term investments                                    9,750                 11,000
Capital expenditures                                                      (61)                  (379)
                                                              ---------------        ---------------

Net cash provided by investing activities                               5,771                  3,921
                                                              ---------------        ---------------
Cash flows from financing activities:
Principal payments on notes payable                                      (778)                  (698)
Net proceeds from issuance of common stock                                269                    898
                                                              ---------------        ---------------

Net cash provided by (used in) financing activities                      (509)                   200
                                                              ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                    4,598                 (1,451)
Cash and cash equivalents, beginning of period                          3,744                  5,660
                                                              ---------------        ---------------
Cash and cash equivalents, end of period                      $         8,342        $         4,209
                                                              ===============        ===============
Supplemental disclosure of cash flow information:
Interest paid                                                 $            72        $           143
                                                              ===============        ===============

                                                       .
                 See Notes to Condensed Financial Statements.

                        MICROCIDE PHARMACEUTICALS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

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

4. Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS
133). The Company was required to adopt SFAS 133 effective January 1, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. Microcide does not currently engage in hedging activities and the adoption of SFAS 133 had no material impact on Microcide's financial condition and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to recognition of upfront nonrefundable license payments received under collaborative agreements. As a result of this change in accounting for nonrefundable upfront license fees, the first quarter of 2000 reflects a charge for the $233,000 cumulative effect of the change in accounting principle, calculated as of January 1, 2000, and an adjustment was made to previously reported research revenues to reflect revenue recognition of $50,000 in each of the first and second quarters. The cumulative effect was initially recorded as deferred revenue and was recognized as revenue over the remaining contractual term of the collaborative research and development agreement.

     In July 2001, the FASB issued FAS 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangible Assets". FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under FAS 142, goodwill and indefinite lived intangible assets, are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will adopt FAS 141 and FAS 142 on July 1, 2001. The adoption is not expected to have any material impact on the Company's financial position or results of its operations.

5. Subsequent Events

     In July 2001, the Company announced that it had signed a definitive agreement with The Althexis Company, Inc. (Althexis) pursuant to which a wholly-owned subsidiary of Microcide will merge with and into Althexis in a stock-for-stock exchange. Concurrent with the merger, the Company will receive up to $60 million in private equity funding. Under the terms of the merger agreement, the Company will issue approximately 5.2 million shares of common stock for all outstanding shares of Althexis, and will assume the outstanding options and warrants of Althexis. All but approximately 400,000 of the newly issued shares will be subject to certain restrictions on resale for one year from closing. Based on the fair value of the Company's common stock on the date the transaction was announced, the purchase price will be approximately $21 million, including estimated acquisition costs. The Company anticipates that a significant portion of the purchase price will be charged to acquired in-process research and development upon the close of the merger.

     The new financing of up to $60 million is being provided in a private placement of the Company's convertible redeemable preferred stock. The preferred stock is convertible into shares of Microcide common stock at a fixed exchange ratio of $3.00 per share, which represents a 24% discount from the 20-day average closing price of Microcide's common stock as of July 19, 2001, the date on which the Company's Board of Directors authorized the offering. Preferred shares converted into common stock will be registered by a Form S-3 filing, and will be subject to certain lockup provisions for up to 9 months after closing. To the extent the conversion price of the preferred stock is less than the fair value of the Company's common stock on the date of issuance, the Company will record a deemed dividend to the preferred stockholders which will have the effect of increasing loss per share attributable to common stockholders.

     The transaction will be structured as a tax-free share exchange and is intended to be accounted for under the purchase method of accounting. The merger and the financing are contingent upon each other and anticipated to close concurrently. Completion of the transactions is subject to approval of Microcide and Althexis stockholders, regulatory approvals and customary closing conditions. Stockholders of Althexis holding approximately 93% of Althexis' outstanding common stock have executed stockholder support agreements in favor of the merger. The merger is expected to close in the third quarter of 2001. The companies also announced that they intend to choose a new name for the combined company.

     In connection with the merger, the Company formed a wholly-owned subsidiary, California MP Acquisition, Inc., which will merge with and into Althexis, with Althexis surviving the merger and continuing as a wholly-owned subsidiary of Microcide.

     Also in July 2001, the Company announced that it had entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to discover, develop and commercialize drugs based upon NAEJA's proprietary azole antifungals and Microcide's proprietary fungal efflux pump inhibitor leads. The collaboration gives the Company exclusive worldwide rights to develop and commercialize azole antifungal compounds alone or in combination with a Microcide fungal efflux pump inhibitor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     As part of the Company's strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Microcide has entered into collaborative agreements with several major pharmaceutical companies. Pursuant to the Company's collaborative agreements with the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson (RWJPRI), Daiichi Pharmaceutical Co., Ltd. (Daiichi), Pfizer Inc. (Pfizer) and Schering-Plough Animal Health Corporation (SPAH) (the Collaborative Agreements), the Company has received license fees, milestone payments and research support payments, and can potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable upfront payments for licenses to develop, manufacture and market products, if any, that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are payments contingent upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of the Collaborative Agreements, the Company will receive royalty payments based upon the net sales of such drugs. In addition, the Company has derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research. Through June 30, 2001, the Company had received in the aggregate $62.8 million in license fees, milestone payments and research support payments under the Collaborative Agreements.

     The initial funded research portion of the 1995 collaborative agreement with RWJPRI concluded in late 1999. In November 1999, RWJPRI commenced Phase I clinical trials of the Company's cephalosporin compound RWJ-54428 (MC-02,479) developed during the Microcide-RWJPRI Gram-positive research collaboration. Based upon the observation of irritation at the injection site in some subjects in these trials, the Company announced in May 2001 that RWJPRI had decided to focus current efforts on the advancement of RWJ-442831, a Microcide-developed prodrug form of the cephalosporin compound RWJ-54428, into pre-clinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. A prodrug is a modified form of a drug which is readily converted to the active drug in the body. Preliminary studies of RWJ-442831 in animals, conducted by Microcide, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. There is no assurance that any compounds developed to address the incidence of irritation at the injection site will successfully proceed through pre-clinical development and clinical trials. In addition, work continues on a second parenteral Microcide cephalosporin compound, RWJ-333441 (MC-04,546), in pre-clinical development with RWJPRI.

     In December 2000, the Company and RWJPRI extended their collaboration to develop a new class of cephalosporins, having similar spectrum and potency to the collaboration's parenteral compounds, but which would be bioavailable following oral administration. Also in December 2000, a new and unrelated collaboration with RWJPRI was established, to focus on the discovery of products from the Company's Natural Product extracts. The agreement covers collaborative research to discover novel drugs from natural products. Microcide will provide RWJPRI with access to its Natural Products Library for the purpose of screening for activity in various biological and therapeutic applications. RWJPRI will undertake a program for the development, manufacture and sale of products developed from the collaborative research.

     The initial funded research portion of the 1995 collaborative agreement with Daiichi concluded in 1999. In May 2000, the Company and Daiichi signed a subsequent one-year funded research agreement to discover and develop inhibitors to overcome the effect of efflux pumps in Pseudomonas aeruginosa. In May 2001, the Company announced the successful completion of this funded pre-clinical research phase. Daiichi will continue pre-clinical and clinical work on candidates resulting from the collaboration. Microcide will receive milestone payments and royalties on worldwide sales of any marketed products resulting from the research.

     The five-year funded research portion of the 1996 collaborative agreement with Pfizer concluded at the end of February 2001. Each of Microcide and Pfizer now has the right without further obligation to the other to independently use the technology developed during the collaboration. Consequently, the Company began using the validated essential gene targets from this collaboration in its Microcide-owned Microbial Genomics program beginning in March 2001. In October 2000, Pfizer Animal Health notified the Company of its decision to extend the Collaborative Research Agreement initiated in January 1999 for an additional year, beginning January 2001.

     In October 2000, the Company entered into a research collaboration and license agreement with SPAH to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of the Company's efflux pump technology to existing SPAH antibacterials. In July 2001, the Company announced an amendment to this agreement that increases the level of research at Microcide funded by SPAH.

     The Company continues to enhance its discovery and development programs by entering into research and/or license agreements. In May 2001, the Company announced that it had entered into a collaborative research and development agreement with NeoGenesis, Inc. to discover and develop new classes of antibiotics. The collaboration will identify and optimize chemical compounds with antibacterial activity, utilizing a specific number of Microcide's proprietary essential gene targets from the Company's VALID (Validated Antimicrobial Lead Identification and Development) System and from NeoGenesis' ALIS (Automated Ligand Identification System) screening system and its small molecule libraries. Microcide will have worldwide product development and commercialization rights. In June 2001, the Company announced that it had entered into a collaborative research and development agreement with Cetek Corporation to discover and develop new classes of anti-infective agents. The collaboration will utilize a specified number of Microcide's proprietary bacterial, fungal and viral targets from its Microbial Genomics program, together with Cetek's proprietary capillary electrophoresis technology, to identify novel compounds and natural products with antimicrobial activity. Microcide will have worldwide development and commercialization rights on products that result from the collaboration. In July 2001, the Company entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to discover, develop and commercialize drugs based upon NAEJA's proprietary azole antifungals and Microcide's proprietary fungal efflux pump inhibitor leads. Microcide will have worldwide development and commercialization rights on azole antifungals, fungal efflux pump inhibitors and combinations thereof that result from the collaboration. Other companies with which Microcide is currently collaborating are Coelacanth Corporation and Discovery Partners International, Inc. Certain of these collaborative agreements provide for potential milestone payments and/or royalties to be paid by the Company to its collaborators. The milestone payments, of up to approximately $6 million, are contingent upon achieving specified research and product development milestones through product approval.

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

     In July 2001, the Company announced that it had signed a definitive agreement with The Althexis Company, Inc. pursuant to which a wholly-owned subsidiary of Microcide will merge with and into Althexis in a stock-for-stock exchange. Concurrent with the merger, the Company will receive up to $60 million in private equity funding. Please see Note 5 to the Condensed Financial Statements included elsewhere in this report. There is no assurance that the two companies will complete the merger or the financing or, if such transactions are completed, that the combined company will realize any of the anticipated benefits therefrom.

   This Form 10-Q contains forward-looking statements based upon current expectations and such forward-looking statements involve risks and uncertainties, including, without limitation, those set forth in the section entitled "Risk Factors" below.

Results of Operations

Three Months Ended June 30, 2001 and June 30, 2000

Revenues. Total revenues for the second quarter of 2001 were $1.9 million, as compared to $1.6 million in the second quarter of 2000, derived from the major collaborative agreements. The increase in comparative revenues during the period was due primarily to research revenues and license fees recognized under both the amended agreement and the Natural Product agreement signed with RWJPRI in December 2000, as well as research support revenues from the joint research agreement signed in October 2000 with SPAH. The increase in comparative revenues was partially offset by the conclusion of funded research with Pfizer and Daiichi at the end of the first quarter of 2001.

Research and Development Expenses. Research and development expenses for the second quarter increased from $4.1 million in 2000 to $4.4 million in 2001. The increase was due primarily to higher expenses for planned contract research services to accelerate the Company's lead optimization programs related to Microcide-owned antifungal compounds and personnel-related costs.

General and Administrative Expenses. General and administrative expenses for the second quarter increased from $1.1 million in 2000 to $1.3 million in 2001, primarily due to higher expenses for outside services.

Interest Income, net. Interest income for the second quarter decreased from $288,000 in 2000 to $196,000 in 2001, primarily due to a decrease in average cash balances. Interest expense for the second quarter decreased from $66,000 in 2000 to $31,000 in 2001, primarily due to the declining balance on an equipment financing loan.

Six Months Ended June 30, 2001 and June 30, 2000

Revenues. Total revenues for the first half of 2001 were $4.5 million, an increase from $2.8 million in revenues recognized in the first half of 2000. Increased revenues were derived from the RWJPRI and SPAH research and license agreements, and were partially offset by lower revenues resulting from the conclusion of funded research with Pfizer and Daiichi at the end of the first quarter of 2001.

Research and Development Expenses. Research and development expenses for the first half of 2001 increased from $8.2 million in 2000 to $8.5 million in 2001, primarily a result of higher expenses for planned contract research services to accelerate the Company's lead optimization programs related to Microcide-owned antifungal compounds and personnel-related costs.

General and Administrative Expenses. General and administrative expenses for the first half of 2001 increased from $1.9 million in 2000 to $2.5 million in 2001. The increase was due primarily to higher expenses for outside services and personnel-related costs.

Interest Income, net. Interest income for the first half of 2001 decreased from $610,000 in 2000 to $451,000 in 2001, primarily due to a decrease in average cash balances. Interest expense for the first half of 2001 decreased from $143,000 in 2000 to $72,000 in 2001, primarily due to the declining balance on an equipment financing loan.

Liquidity and Capital Resources

     The Company has financed its operations since inception primarily through the sale of equity securities, through funds provided under the Collaborative Agreements, through other revenues principally consisting of sales of molecular diversity and contract research and through equipment financing. As of June 30, 2001, the Company had received $66.4 million from the sale of equity and $62.8 million in cash from license and milestone fees and research support payments under the Collaborative Agreements.

     Cash, cash equivalents and short-term investments at June 30, 2001 were $11.3 million compared to $12.6 million at December 31, 2000. The decrease during the first six months of 2001 was due to cash used by operations of $664,000, $778,000 utilized in making principal payments on the Company's equipment financing arrangement and $61,000 in capital expenditures. This decrease was partially offset by $269,000 in net proceeds from the issuance of common stock from the exercise of employee stock options.

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

     In July 2001, the Company announced that it had signed a definitive agreement with The Althexis Company, Inc. pursuant to which a wholly-owned subsidiary of Microcide will merge with and into Althexis in a stock-for-stock exchange. Concurrent with the merger, the Company will receive up to $60 million in private equity funding. Please see Note 5 to the Condensed Financial Statements included elsewhere in this report. There is no assurance that the two companies will complete the merger or the financing or, if such transactions are completed, that the combined company will realize any of the anticipated benefits therefrom.

Risk Factors

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO DEVELOP PHARMACEUTICAL PRODUCTS.

     Our first potential pharmaceutical product, a compound in the cephalosporin class of antibacterials, commenced Phase I Clinical Trials under the direction of our partner, The R.W. Johnson Pharmaceutical Research Institute (RWJPRI), an affiliate of Johnson & Johnson, in November 1999. The cephalosporin class of antibacterial drugs is the largest class of antibiotics in terms of global sales. The purpose of these Phase I studies is to assess the compound's safety, tolerability and pharmacokinetics. Safety and tolerability are measures of the body's ability to assimilate the compound at various dose levels without adverse reactions or side effects. Pharmacokinetics includes measures of absorption, distribution, metabolism and excretion of the compound in the body. Based upon the observation of irritation at the injection site in some subjects in these trials, the Company announced in May 2001 that RWJPRI had decided to focus current efforts on the advancement of RWJ-442831, a Microcide-developed prodrug form of the collaboration's lead parenteral cephalosporin product (RWJ-54428), into pre-clinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. A prodrug is a modified form of a drug which is readily converted to the active drug in the body. Preliminary studies of RWJ-442831 in animals, conducted by Microcide, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. The Phase I clinical trials for such cephalosporin compound may not be completed. There are two other Microcide cephalosporin compounds in the Johnson & Johnson collaboration: another parenteral compound which is in pre-clinical development and a cephalosporin intended for oral administration, in the research stage. Our other potential products are in the pre-clinical or research stage. Our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration
(FDA) or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, such potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

     The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. We do not expect any of our potential products to be commercially available for a number of years, if at all. Pharmaceuticals that appear to be promising at early stages of development may not reach the market for a number of reasons including the following:

  . we or our collaborators may not successfully complete our research and development efforts;

  . any pharmaceuticals we or our collaborators develop may be found to be ineffective or to cause harmful side effects during pre-clinical testing or clinical trials;

  . we may fail to obtain required regulatory approvals for any products we develop;

  . we may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

  . our products may not be competitive with other existing or future products; and

  . proprietary rights of third parties may prevent us from commercializing our products.

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

     Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies. We have entered into such collaboration agreements with Johnson & Johnson, Daiichi Pharmaceutical Co., Ltd., Pfizer Inc.'s animal health group and Schering-Plough Animal Health Corporation. Under such agreements, our collaborative partners are responsible for:

  . selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

  . conducting pre-clinical testing, clinical trials and obtaining required approvals for such potential products; and

  .  manufacturing and commercializing any such approved products.

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


     Substantially all of our revenues to date have resulted from our collaborations. We intend to continue to rely on our collaborations to fund a substantial portion of our research and development activities over the next several years. If our existing partners do not extend our collaborations or if we are unable to enter into new collaborations, the development and commercialization of our potential products may be delayed. In addition, we may be forced to seek alternative sources of financing for such product development and commercialization activities.

IF WE CANNOT OBTAIN SUBSTANTIAL ADDITIONAL FUNDING, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

     The development of our potential pharmaceutical products will require substantially more money than we currently have. We intend to seek to raise such additional funding from sources including other collaborative partners and through public or private financings involving the sale of equity or debt securities. We cannot be certain that any financings will be available when needed, or if available will be on acceptable terms. Funding from collaborative partners could limit our ability to control the research, development and commercialization of potential products, and could limit our revenues and profits from such products, if any. Such collaborative agreements may also require us to give up rights to products or technologies that we would otherwise seek to develop or commercialize ourselves. Any additional equity financing will result in dilution to our current stockholders. If we fail to secure sufficient additional funding we will have to delay or terminate some or all of our drug discovery and development programs.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

     We have incurred substantial net losses in every year since our inception in December 1992. We had net losses of $4.6 million in 1997, $9.8 million in 1998, $10.7 million in 1999, and $13.9 million in 2000. We had an accumulated deficit of $59.3 million through June 30, 2001. We expect to continue to incur operating losses over the next several years.

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

     Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. We have observed local irritation at the injection site in some subjects receiving RWJ-54428, one of our potential cephalosporin products, in Phase I clinical trials conducted by our collaborator, RWJPRI. In addressing this problem, the Company announced in May 2001 that RWJPRI had decided to focus current efforts on the advancement of RWJ-442831, a Microcide-developed prodrug form of the cephalosporin compound RWJ-54428, into pre-clinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. A prodrug is a modified form of a drug which is readily converted to the active drug in the body. Preliminary studies of RWJ-442831 in animals, conducted by Microcide, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. If we observe further unacceptable toxicities or other side effects, we, our collaborators or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, such unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

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

     None of our drug candidates have received regulatory approval. If we fail to obtain this approval, we will be unable to manufacture and sell our drug products commercially. Even if we obtain regulatory approval, we may be required to continue clinical studies even after we have started selling a pharmaceutical. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

     Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and certain other proprietary technology. We have filed approximately 80 patent applications in the United States, in addition to applications filed in other countries, in order to protect lead compounds, gene discoveries and screening technology, and 24 United States patents have been issued to date on such applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the U.S. covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. A prodrug is a modified form of a drug, typically having additional beneficial properties such as improved solubility or absorption characteristics, which is readily converted to the active drug in the body. In our Bacterial Essential Genes Program, while three U.S. patents have been granted covering 35 bacterial essential genes, 70 targets are still in various stages of prosecution. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

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

     In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances which we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

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

OUR POTENTIAL PRODUCTS MAY NOT BE ACCEPTABLE IN THE MARKET OR ELIGIBLE FOR THIRD PARTY REIMBURSEMENT, RESULTING IN A NEGATIVE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

     Any products successfully developed by us or our collaborative partners may not achieve market acceptance. The antibiotic products which we are attempting to develop will compete with a number of well-established traditional antibiotic drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

 . the establishment and demonstration in the medical community of the clinical efficacy and safety of such products;

 .  the potential advantage of such products over existing treatment methods;
    and

 .  reimbursement policies of government and third-party payors.

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

     We do not have any experience in the manufacture of commercial quantities of drugs, and our current facilities and staff are inadequate for the commercial production or distribution of drugs. We intend to rely on our collaborative partners for the manufacturing, marketing and sales of any products which result from such collaborations. The current third-party manufacturer of our potential cephalosporin product has in the past encountered difficulties with the manufacture of related compounds in sufficient quantities for clinical trial purposes. Manufacturers often encounter difficulties in scaling up to manufacture commercial quantities of pharmaceutical products. We cannot be certain that our current or any other manufacturer will not encounter similar delays in the scale-up to manufacture this or any other compound in commercial quantities in the future.

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS AND DELAWARE LAW, TOGETHER WITH OUR STOCKHOLDER RIGHTS PLAN, COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT.

     Certain provisions of our Restated Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions allow us to issue preferred stock without a vote or further action by our stockholders, provide for staggered elections of our Board of Directors and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. None of these provisions provide for cumulative voting in the election of directors. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including
Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a Delaware corporation from engaging in any business combination with any stockholder owning fifteen percent or more of our outstanding voting stock for a period of three years from the date such person became a 15% stockholder unless certain conditions are met.

     We adopted a stockholder rights plan, dated as of February 2, 1999, pursuant to which our Board of Directors declared a dividend of one right for each share of the common stock outstanding, which right entitles the holder to purchase for $30.00 a fraction of a share of our Series A preferred stock with economic terms similar to that of one share of the common stock. In the event that an acquiror obtains 20% or more of our outstanding common stock, each right, other than rights owned by the acquiror or its affiliates, will thereafter entitle the holder thereof to purchase, for the exercise price, a number of shares of the common stock having a then current market value equal to twice the exercise price. If, after an acquiring person obtains 20% or more of our outstanding common stock, we merge into another entity, an acquiring entity merges into our company, or we sell more than 50% of our assets or earning power, then each right, other than rights owned by the acquiring person or its affiliates, will entitle the holder thereof to purchase for the exercise price, a number of shares of common stock of the person engaging in the transaction having a then current market value equal to twice the exercise price.

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

     The market price of the common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Factors contributing to such volatility include:

 . results of pre-clinical studies and clinical trials by us or our competitors;

 .  announcements of new collaborations;

 . announcements of our technological innovations or new therapeutic products or that of our competitors;

 . developments in our patent or other proprietary rights or that of our competitors, including litigation;

 .  governmental regulation; and

 .  healthcare legislation.

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

THERE IS NO ASSURANCE THAT THE COMPANY AND ALTHEXIS WILL COMPLETE THE MERGER OR THE FINANCING OR, IF SUCH TRANSACTIONS ARE COMPLETED, THAT THE COMBINED COMPANY WILL REALIZE ANY OF THE ANTICIPATED BENEFITS THEREFROM.

     Forward-looking statements include the information concerning possible or assumed future results of operations of the Company and Althexis, including any forecasts, projections and descriptions of anticipated synergies related to the merger. Many factors could affect the actual financial results of the Company and Althexis, and could cause actual results to differ materially from those in the forward-looking statements. These factors include the following:

  .  the merger and the financing not being completed;

  . costs or difficulties related to the integration of the businesses of the companies being greater than expected;

  . demands placed on management by the increase in the combined company's size;

  .  unanticipated increases occurring in financing and other costs;

  . general economic or business conditions being less favorable than expected;

  . legislative or regulatory changes adversely affecting the businesses in which the companies are engaged; and

  .  other opportunities being presented to and pursued by the companies.


THERE IS NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO EFFECTIVELY AND EFFICIENTLY INTEGRATE ITS OPERATIONS WITH THE OPERATIONS OF ALTHEXIS.

     Integrating the operations and management of the Company and Althexis will be a complex process, and there is no assurance that this integration will be completed rapidly or will achieve all of the anticipated synergies and other benefits expected from the merger. Moreover, the integration of the two companies will require significant management attention, which may temporarily distract management from its usual focus on the daily operations of the combined company. Management's inability to integrate successfully the operations of Microcide and Althexis, or any significant delay in achieving this integration, could cause our business to suffer after the merger.

FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state trends and known uncertainties or other forward-looking information. Such statements are based on current expectations that involve a number of uncertainties including those set forth in the risk factors above. When considering forward-looking statements, you should keep in mind that the risk factors noted above and other factors noted throughout this document or incorporated by reference could cause our actual results to differ significantly from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

Interest Rate Sensitivity

     The fair value of the Company's investments in marketable securities at June 30, 2001 was $3.0 million with a weighted-average days to maturity at June 30, 2001 of 40 days and a weighted average interest rate of 5.16%. The Company's investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. The Company's marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity.

Foreign Currency Exchange Risk

     At this time, the Company does not participate in any foreign currency exchange activities, and therefore is not subject to risk of gains or losses for changes in foreign exchange rates.

PART II    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Stockholders of Microcide Pharmaceuticals, Inc. was held on June 21, 2001.

        (b) The following Class II Directors were elected to serve for a term of three years to expire at the Company's 2004 Annual Meeting of
            Stockholders:


            Name                        Position                    Term Expires
            --------------------------- --------------------------- ------------
            Hugh Y. Rienhoff, Jr., M.D. Class II Director               2004
            John P. Walker              Chairman, Class II Director     2004


            The following Class I and III Directors continue to serve their respective terms, which expire at the Company's Annual Meeting of Stockholders in the year as noted:

            Name                        Position                    Term Expires
            -------------------------- ---------------------------- ------------
            Keith A. Bostian, Ph.D.    Class III Director               2002
            Daniel L. Kisner, M.D.     Class I Director                 2003
            James E. Rurka             Class III Director               2002
            David Schnell, M.D.(1)     Class I Director                 2003

            (1)  David Schnell, M.D., resigned as a Director on June 5, 2001.

        (c) The matters voted upon at the meeting and the voting results were as follows:

            (i) The election of two Class II Directors for a term of three years:

                     Name                            For     Against   Abstain  Not Voted
                    ---------------------------- --------- ---------  -------  ---------
                    Hugh Y. Rienhoff, Jr., M.D.  9,191,688   20,286      --    2,275,264
                    John P. Walker               9,185,747   26,227      --    2,275,264

            (ii) Approval of the Company's 2001 Incentive Stock Plan, which initially includes up to 550,000 shares of Common Stock reserved for issuance thereunder:

                        For            Against          Abstain        Not Voted
                     ------------   -------------    -------------     ---------
                      5,152,269        477,144           39,271        5,818,554

            (iii) Approval to increase the number of shares of Common Stock reserved for issuance under the Company's 1996 Amended Employee Stock Purchase Plan from 220,000 shares to 470,000 shares:

                        For            Against          Abstain        Not Voted
                    -------------   -------------    -------------     ---------
                     5,449,100         204,343           15,241        5,818,554

            (iv) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001:

                        For            Against          Abstain        Not Voted
                    ------------    -------------    -------------     ---------
                     9,186,734          19,040            6,200        2,275,264

Item 5.  Other Information

         Events Subsequent to June 30, 2001:

         On August 6, 2001, the Company filed a current report on Form 8-K with the Securities Exchange Commission. The purpose of the filing was to disclose the proposed merger between the Company and The Althexis Company, Inc. and the related financing.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    The following exhibits have been filed with this report:

         10.34 Form of Amended and Restated Severance Agreement executed in May 2001 by the Company and each of Donald D. Huffman, George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D.

         10.35* Collaborative Research and License Agreement between the Company and NAEJA Pharmaceutical Inc. effective January 15, 2001.

         *          Confidential treatment requested.

  (b)    Reports on Form 8-K.

         None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 2001



                              MICROCIDE PHARMACEUTICALS, INC.
                              ------------------------------
                              (Registrant)



                              /s/ James E. Rurka
                              ---------------------------------
                              James E. Rurka
                              President, Chief Executive Officer and Director (principal executive officer)


                              /s/ Donald D. Huffman
                              ---------------------------------
                              Donald D. Huffman
                              Vice President - Finance and Corporate Development and Chief Financial Officer
                              (principal financial officer)

                               Index to Exhibits

       10.34 Form of Amended and Restated Severance Agreement executed in May 2001 by the Company and each of Donald D. Huffman, George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D.

       10.35* Collaborative Research and License Agreement between the Company and NAEJA Pharmaceutical Inc. effective January 15, 2001.

       *            Confidential treatment requested.