Form 10-Q
period 2001-09-30
ESSENTIAL THERAPEUTICS INC
filed 2001-11-14
CIK 1010915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission file number: 0-28006



                          ESSENTIAL THERAPEUTICS, INC.
                   (Formerly Microcide Pharmaceuticals, Inc.)
             (Exact name of registrant as specified in its charter)

                        Delaware                                                             94-3186021
(State or other jurisdiction of incorporation of organization)                 (I.R.S. Employer Identification Number)

1365 Main Street, Waltham, Massachusetts                                                     02451
(Address of principal executive offices)                                                     (ZIP Code)


Registrant's telephone number, including area code:                                          781-647-5554

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No __
                                      --

Number of shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2001: 16,707,339

                          ESSENTIAL THERAPEUTICS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 2001

                                                                                                PAGE
                                                                                               NUMBER
PART I            FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements and Notes (unaudited)

                  Condensed Balance Sheets as of September 30, 2001
                  and December 31, 2000                                                            3

                  Condensed Statements of Operations for the three and nine
                  months ended September 30, 2001 and September 30, 2000                           4

                  Condensed Statements of Cash Flows for the nine months
                  ended September 30, 2001 and September 30, 2000                                  5

                  Notes to Condensed Financial Statements                                          6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                      23


PART II           OTHER INFORMATION

Item 5.           Other Information                                                               24

Item 6.           Exhibits and Reports on Form 8-K                                                24


SIGNATURES                                                                                        25

                          ESSENTIAL THERAPEUTICS, INC.



                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                                      September 30,           December 31,
                                                                           2001                   2000
                                                                     -----------------      ------------------
                                                                       (Unaudited)               (Note)
ASSETS

Current assets:
  Cash and cash equivalents                                            $    7,539                $    3,744
  Short-term investments                                                       --                     8,845
  Receivables, prepaid expenses and other current assets                      800                     7,896
                                                                     -----------------      ------------------
Total current assets                                                        8,339                    20,485

Property and equipment, net                                                 4,409                     5,856

Other assets                                                                1,717                       857
                                                                     -----------------      ------------------

Total assets                                                           $   14,465                $   27,198
                                                                     =================      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $    1,182                $      566
  Accrued compensation                                                      1,218                       879
  Current portion of notes payable                                            662                     1,597
  Deferred revenue                                                          2,442                     7,323
  Other accrued liabilities                                                 1,276                       906
                                                                     -----------------      ------------------
Total current liabilities                                                   6,780                    11,271

Long-term portion of notes payable                                             61                       309
Accrued rent                                                                  379                       294

Stockholders' equity:
  Common stock                                                             68,891                    68,483
  Deferred compensation                                                      (116)                       --
  Accumulated deficit                                                     (61,530)                  (53,188)
  Accumulated other comprehensive income                                       --                        29
                                                                     -----------------      ------------------

Total stockholders' equity                                                  7,245                    15,324
                                                                     -----------------      ------------------

Total liabilities and stockholders' equity                             $   14,465                $   27,198
                                                                     =================      ==================

NOTE: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See Notes to Condensed Financial Statements.

                          ESSENTIAL THERAPEUTICS, INC.



                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                     ---------------------------------    ----------------------------------
                                                          2001               2000              2001               2000
                                                     ----------------    -------------    ---------------    ---------------
Revenues:
  Research revenues                                    $     1,030         $   1,454        $     3,761        $     4,108
  License fees and other revenues                            1,893                50              3,677                150
                                                     ----------------    -------------    ---------------    ---------------
       Total revenues                                        2,923             1,504              7,438              4,258

Operating expenses:
  Research and development                                   4,201             3,985             12,678             12,154
  General and administrative                                 1,045             1,242              3,508              3,167
                                                     ----------------    -------------    ---------------    ---------------
       Total operating expenses                              5,246             5,227             16,186             15,321
                                                     ----------------    -------------    ---------------    ---------------

Loss from operations                                        (2,323)           (3,723)            (8,748)           (11,063)

Interest and other income, net                                  69               210                406                679
                                                     ----------------    -------------    ---------------    ---------------
Loss before cumulative effect of change in
  accounting principle                                      (2,254)           (3,513)            (8,342)           (10,384)
Cumulative effect of change in accounting principle            ---               ---                ---               (233)
                                                     ----------------    -------------    ---------------    ---------------
Net loss                                               $    (2,254)        $  (3,513)       $    (8,342)       $   (10,617)
                                                     ================    =============    ===============    ===============

Basic and diluted net loss per share:
Loss before cumulative effect of change in
  accounting principle                                 $     (0.20)        $   (0.31)       $     (0.73)       $     (0.92)
Cumulative effect of change in accounting principle            ---               ---                ---              (0.02)
                                                     ----------------    -------------    ---------------    ---------------
Net loss per share                                     $     (0.20)        $   (0.31)       $     (0.73)       $     (0.94)
                                                     ================    =============    ===============    ===============


Weighted-average shares used in
  basic and diluted net loss per share                      11,519            11,354             11,497             11,292

                  See Notes to Condensed Financial Statements.

                          ESSENTIAL THERAPEUTICS, INC.



                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                Increase (decrease) in cash and cash equivalents

                                                                          Nine Months Ended
                                                                            September 30,
                                                                  -----------------------------------
                                                                       2001                 2000
                                                                  --------------       --------------
Cash flows from operating activities:

Net loss                                                           $    (8,342)         $   (10,617)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
Depreciation and amortization                                            1,624                1,926
Cumulative effect of change in accounting principle                        ---                  233
Amortization of deferred compensation                                       24                  ---
Loss on disposal of fixed assets                                            44                  ---
Changes in assets and liabilities:
   Receivables, prepaid expenses and other assets                        6,236                 (570)
   Accounts payable                                                        616                  161
   Accrued compensation and other accrued liabilities                      709                  153
   Accrued rent                                                             85                    6
   Deferred revenue                                                     (4,881)                (537)
                                                                  --------------       --------------

Net cash used in operating activities                                   (3,885)              (9,245)
                                                                  --------------       --------------

Cash flows from investing activities:

Purchase of short-term investments                                      (3,934)              (7,676)
Maturities of short-term investments                                    12,750               14,500
Capital expenditures                                                      (221)                (573)
                                                                  --------------       --------------

Net cash provided by investing activities                                8,595                6,251
                                                                  --------------       --------------

Cash flows from financing activities:

Principal payments on notes payable                                     (1,183)              (1,065)
Net proceeds from issuance of common stock                                 268                1,184
                                                                  --------------       --------------

Net cash provided by (used in) financing activities                       (915)                 119
                                                                  --------------       --------------

Net increase (decrease) in cash and cash equivalents                     3,795               (2,875)
Cash and cash equivalents, beginning of period                           3,744                5,660
                                                                  --------------       --------------
Cash and cash equivalents, end of period                           $     7,539          $     2,785
                                                                  ==============       ==============

Supplemental disclosure of cash flow information:

Interest paid                                                      $        93          $       202
                                                                  ==============       ==============

                  See Notes to Condensed Financial Statements.

                          ESSENTIAL THERAPEUTICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Organization and Basis of Presentation

         Essential Therapeutics, Inc. (formerly known as Microcide Pharmaceuticals, Inc.) (referred to herein as either the Company or Essential Therapeutics) is a biopharmaceutical company committed to the discovery, development and commercialization of new classes of pharmaceutical products. Essential Therapeutics has discovery programs for inhibitors of bacterial cell wall biosynthesis (both cephalosporins and novel agents) and for inhibitors of efflux pumps in both bacteria and fungi. Essential Therapeutics' target validation and drug discovery programs comprise a broad-based program, including the Company's proprietary VALID Microbial Genomics technologies and its target validation system, known as ACTT. The Company's structure-based drug design
(SBDD) and related technologies guide the optimization of drug candidates prior to entry into more advanced pre-clinical testing and preparation for clinical testing.

         On October 24, 2001, Essential Therapeutics acquired The Althexis Company, Inc. and simultaneously with that acquisition closed an equity financing that raised an aggregate of $60.0 million dollars through a private placement of Series B convertible redeemable preferred stock to a group of venture capital investors. The accompanying financial statements represent the financial position of Essential Therapeutics as of and for the period ended September 30, 2001 without giving effect to the acquisition of The Althexis Company or to the $60.0 million private equity financing. Please see Note 5 to the Condensed Financial Statements.

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

         The Company previously recognized nonrefundable upfront license fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable upfront license fees to recognize such fees over the term of the related research collaboration agreement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements.

         This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

2.   Net Loss per Share

         Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of shares of common stock outstanding and excludes the effects of options, which are antidilutive.

3.   Comprehensive Income (Loss)

         Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes some changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders' equity, are included in accumulated other comprehensive income (loss).

4.   Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company was required to adopt SFAS 133 effective January 1, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. Essential Therapeutics does not currently engage in hedging activities and the adoption of SFAS 133 had no material impact on Essential Therapeutics' financial condition and results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition. Essential Therapeutics adopted SAB 101 in the fourth quarter of 2000, effective January 1, 2000, and recorded a cumulative effect of a change in accounting principle related to recognition of upfront nonrefundable license payments received under collaborative agreements. As a result of this change in accounting for nonrefundable upfront license fees, the first quarter of 2000 reflects a charge for the $233,000 cumulative effect of the change in accounting principle, calculated as of January 1, 2000, and an adjustment was made to previously reported research revenues to reflect revenue recognition of $50,000 in each of the first, second and third quarters. The cumulative effect was initially recorded as deferred revenue and was recognized as revenue over the remaining contractual term of the collaborative research and development agreement.

         In July 2001, the FASB issued FAS 141 "Business Combinations" and FAS 142 "Goodwill and Other Intangible Assets." FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to be met in order to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Essential Therapeutics will adopt FAS 142 on January 1, 2002. Essential Therapeutics expects that the adoption will impact its future financial position and results of operations, related to the goodwill to be recorded associated with the October 24, 2001 acquisition of Althexis.

5.   Subsequent Events

     On October 24, 2001, Essential Therapeutics:

 .    completed its acquisition of The Althexis Company, Inc. pursuant to terms of the Agreement and Plan of Merger, dated as of July 27, 2001, as a result of which Althexis became a wholly owned subsidiary of Essential Therapeutics;

 .    completed an equity financing by way of a private placement of an aggregate of 60,000 shares of its Series B convertible redeemable preferred stock for a total purchase price of $60.0 million to a number of venture capital investors; and

 .    changed its name from Microcide Pharmaceuticals, Inc. to Essential
     Therapeutics, Inc. to better reflect the business strategy and operations of the combined company resulting from the acquisition of Althexis.

         Upon the completion of and in connection with the acquisition of Althexis, Essential Therapeutics issued a total of 5,188,026 shares of its common stock in exchange for all of the outstanding capital stock of Althexis. In addition, Essential Therapeutics assumed outstanding stock options which are presently exercisable for approximately 362,169 shares of Essential Therapeutics common stock. In addition, Essential Therapeutics agreed to file a registration statement with the Securities and Exchange Commission to register the resale of Essential Therapeutics common stock acquired by the former Althexis stockholders. All but approximately 400,000 of the total 5,188,026 shares of common stock are subject to resale restrictions until October 2002.

         Based on the fair value of Essential Therapeutics common stock on July 30, 2001, the date the transaction was announced, the purchase price was approximately $21.0 million, including estimated transaction costs. As part of the purchase price, Essential Therapeutics expects to incur a non-cash charge of approximately $13.9 million relating to acquired in-process research and development in the fourth quarter of 2001. The acquisition of Althexis was structured as a tax-free share exchange and will be accounted for under the purchase method of accounting.

         The shares of Series B convertible redeemable preferred stock issued in the equity financing are convertible into shares of Essential Therapeutics common stock at a conversion price of $3.00 per share. Essential Therapeutics has agreed to register the common stock into which the shares of preferred stock convert by a Registration Statement on Form S-3 with the Securities and Exchange Commission. The purchasers of Series B preferred stock have entered into a lockup agreement and as a result certain of their shares are subject to lockup provisions for up to 9 months after closing. In connection with the equity financing, Essential Therapeutics expects to record a deemed dividend to the preferred stockholders in the fourth quarter of 2001, resulting from the fact that the shares of Series B preferred stock were priced at a discount to the market price on July 27, 2001. The deemed dividend will be a non-cash charge of approximately $23.8 million, and will have the effect of increasing loss per share attributable to common stockholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

Overview

         The following discussion and analysis of financial condition and results of operations refer to the financial position of Essential Therapeutics as of and for the period ended September 30, 2001, without giving effect to the acquisition of The Althexis Company or to the $60.0 million Series B convertible redeemable preferred stock equity financing, both of which were completed on October 24, 2001. Please see Note 5 to the Condensed Financial Statements.

         As part of its strategy to enhance its research and development capabilities and to fund, in part, its capital requirements, Essential Therapeutics has entered into collaborative agreements with several major pharmaceutical companies. Pursuant to Essential Therapeutics' collaborative agreements with the R.W. Johnson Pharmaceutical Research Institute, a subsidiary of Johnson & Johnson (RWJPRI), Daiichi Pharmaceutical Co., Ltd. (Daiichi), Pfizer Inc. (Pfizer) and Schering-Plough Animal Health Corporation (SPAH), Essential Therapeutics has received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments. License payments are typically nonrefundable upfront payments for licenses to develop, manufacture and market any products that are developed as a result of the collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of the collaboration. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of its collaborative agreements, Essential Therapeutics will receive royalty payments based upon the net sales of those drugs developed under the collaboration. In addition, Essential Therapeutics has derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research. Through September 30, 2001, Essential Therapeutics had received an aggregate of $64.1 million in license fees, milestone payments and research support payments under the collaborative agreements previously discussed.

         The initial funded research portion of the 1995 collaborative agreement with RWJPRI concluded in late 1999. In November 1999, RWJPRI commenced Phase I clinical trials of Essential Therapeutics' cephalosporin compound RWJ-54428 (MC-02,479) developed during the Essential Therapeutics-RWJPRI Gram-positive research collaboration. Based upon the observation of irritation at the injection site in some subjects in these trials, Essential Therapeutics announced in May 2001 that RWJPRI had decided to focus current efforts on the advancement of RWJ-442831, an Essential Therapeutics-developed prodrug form of the cephalosporin compound RWJ-54428, into pre-clinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. A prodrug is a modified form of a drug that is readily converted to the active drug in the body. Preliminary studies of RWJ-442831 in animals, conducted by Essential Therapeutics, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. We cannot assure you that any compounds developed to address the incidence of irritation at the injection site will successfully proceed through pre-clinical development and clinical trials. In addition, work continues on a second parenteral (administered by injection) Essential Therapeutics cephalosporin compound, RWJ-333441 (MC-04,546), in pre-clinical development with RWJPRI.

         In December 2000, Essential Therapeutics and RWJPRI extended their collaboration for one year to develop a new class of cephalosporins, having similar spectrum and potency to the collaboration's parenteral compounds, but that would be bioavailable following oral administration. During the third quarter of 2001, Essential Therapeutics announced that it had received a milestone payment for achievement of specified development goals related to Essential Therapeutics' pre-clinical research under this collaboration. In December 2000, a new and unrelated collaboration with RWJPRI was established, to focus on the discovery of products from Essential Therapeutics' Natural Product extracts. The agreement covers collaborative research to discover novel drugs from natural products. Essential Therapeutics has provided RWJPRI with access to its Natural Products Library for the purpose of screening for activity in various biological and therapeutic applications. RWJPRI will undertake a program for the development, manufacture and sale of products developed from the collaborative research.

     The initial funded research portion of the 1995 collaborative agreement with Daiichi concluded in 1999. In May 2000, Essential Therapeutics and Daiichi signed a subsequent one-year funded research agreement to discover and develop inhibitors to overcome the effect of efflux pumps in Pseudomonas aeruginosa. In May 2001, Essential Therapeutics announced the successful completion of this funded pre-clinical research phase. Daiichi will continue pre-clinical and clinical work on candidates resulting from the collaboration. Essential Therapeutics will receive milestone payments and royalties on worldwide sales of any marketed products resulting from the research.

         The five-year funded research portion of the 1996 collaborative agreement with Pfizer concluded at the end of February 2001. Each of Essential Therapeutics and Pfizer now has the right without further obligation to the other to independently use the technology developed during the collaboration. Consequently, Essential Therapeutics began using the validated essential gene targets from this collaboration in its Essential Therapeutics-owned Microbial Genomics program beginning in March 2001. In January 1999, Essential Therapeutics and Pfizer Animal Health entered into a collaborative research agreement to discover novel approaches to the control of bacterial infections important in animal health. In October 2000, Pfizer Animal Health notified Essential Therapeutics of its decision to extend the collaborative research agreement for an additional year, beginning January 2001.

     In October 2000, Essential Therapeutics entered into a research collaboration and license agreement with SPAH to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of Essential Therapeutics' efflux pump technology to existing SPAH antibacterials. In July 2001, Essential Therapeutics announced an amendment to this agreement that increases the level of research at Essential Therapeutics funded by SPAH.

         Essential Therapeutics continues to enhance its discovery and development programs by entering into research and/or license agreements. In May 2001, Essential Therapeutics announced that it had entered into a collaborative research and development agreement with NeoGenesis, Inc. to discover and develop new classes of antibiotics. The collaboration will identify and optimize chemical compounds with antibacterial activity, utilizing a specified number of Essential Therapeutics' proprietary essential gene targets from Essential Therapeutics' VALID (Validated Antimicrobial Lead Identification and Development) System and from NeoGenesis' ALIS (Automated Ligand Identification System) screening system and its small molecule libraries. Essential Therapeutics will have worldwide product development and commercialization rights. In June 2001, Essential Therapeutics announced that it had entered into a collaborative research and development agreement with Cetek Corporation to discover and develop new classes of anti-infective agents. The collaboration will utilize a specified number of Essential Therapeutics' proprietary bacterial, fungal and viral targets from its Microbial Genomics program, together with Cetek's proprietary capillary electrophoresis technology, to identify novel compounds and natural products with antimicrobial activity. Essential Therapeutics will have worldwide development and commercialization rights on products that result from the collaboration. In July 2001, Essential Therapeutics entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to discover, develop and commercialize drugs based upon NAEJA's proprietary azole antifungals and Essential Therapeutics' proprietary fungal efflux pump inhibitor leads. Essential Therapeutics will have worldwide development and commercialization rights on azole antifungals, fungal efflux pump inhibitors and combinations thereof that result from the collaboration. Some of these collaborative agreements provide for potential milestone payments and/or royalties to be paid by Essential Therapeutics to its collaborators. The milestone payments, of up to approximately $7.4 million, are contingent upon achieving specified research and product development milestones through product approval.

         In the event that Essential Therapeutics and its collaborators achieve the specified research and product development milestones, Essential Therapeutics will be entitled to receive milestone payments as follows: up to $16.5 million for the first parenteral product, up to $15.5 million for each additional parenteral product and up to $18.5 million for an orally-absorbed product developed pursuant to the RWJPRI agreements, and up to $6.5 million for each product developed pursuant to the Daiichi agreements. The Pfizer Animal Health and SPAH collaborations provide for a lower level of milestone payments than those applicable to human health applications. Receipt of the above milestone payments is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. While the collaborative agreements provide for royalty payments on future products that may result, Essential Therapeutics does not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

     Essential Therapeutics has incurred substantial losses in the past and expects to continue to incur operating losses over the next several years. Quarterly results of operations are subject to significant fluctuations based on the timing and amount of certain revenues earned under the collaborative agreements. Fluctuations in Essential Therapeutics' operating results and market conditions for biotechnology stocks in general could have a significant impact on the volatility of the market price for the common stock and on the future price of the common stock. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. The market price of the common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile.

     The biotechnology industry is highly competitive, and new developments are occurring at an increasing pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Many competitors have substantially greater financial, technical and personnel resources than Essential Therapeutics. Although Essential Therapeutics believes that it has identified new and distinct approaches to drug discovery, there are other companies with drug discovery programs, at least some of the objectives of which are the same as or similar to Essential Therapeutics'. Competing technologies may be developed which would render Essential Therapeutics' technologies obsolete or non-competitive.

     This Form 10-Q contains forward-looking statements based upon current expectations and such forward-looking statements involve risks and uncertainties, including, without limitation, those set forth in the section entitled "Risk Factors" elsewhere in this report.

Results of Operations

Three Months Ended September 30, 2001 and September 30, 2000

Revenues. Total revenues for the third quarter of 2001 were $2.9 million, as compared to $1.5 million in the third quarter of 2000, derived from the major collaborative agreements. The increase in comparative revenues during the period was due primarily to research revenues and license fees recognized under both the amended agreement and the Natural Product agreement signed with RWJPRI in December 2000, as well as research support revenues from the joint research agreement signed in October 2000 with SPAH. Revenues from RWJPRI included a milestone payment received during the quarter for achievement of certain development goals relating to Essential Therapeutics' pre-clinical research to develop an orally-active, novel cephalosporin. The increase in comparative revenues was partially offset by the conclusion of funded research with Pfizer and Daiichi at the end of the first quarter of 2001.

Research and Development Expenses. Research and development expenses for the third quarter increased from $4.0 million in 2000 to $4.2 million in 2001. The increase was due primarily to higher expenses for planned contract research services to accelerate Essential Therapeutics' lead optimization programs related to Essential Therapeutics-owned antifungal compounds and personnel-related costs.

General and Administrative Expenses. General and administrative expenses for the third quarter decreased from $1.2 million in 2000 to $1.0 million in 2001, primarily due to reductions in personnel-related costs.

Interest Income, net. Interest income for the third quarter decreased from $268,000 in 2000 to $89,000 in 2001, primarily due to a decrease in average cash balances and to lower interest rates. Interest expense for the third quarter decreased from $59,000 in 2000 to $22,000 in 2001, primarily due to the declining balance on an equipment financing loan.

Nine Months Ended September 30, 2001 and September 30, 2000

Revenues. Total revenues for the first nine months of 2001 were $7.4 million, an increase from $4.3 million in revenues recognized in the first nine months of 2000. Increased revenues were derived from the RWJPRI and SPAH research and license agreements, and were partially offset by lower revenues resulting from the conclusion of funded research with Pfizer and Daiichi at the end of the first quarter of 2001.

Research and Development Expenses. Research and development expenses for the first nine months of 2001 increased from $12.2 million in 2000 to $12.7 million in 2001, primarily a result of higher expenses for planned contract research services to accelerate Essential Therapeutics' lead optimization programs related to Essential Therapeutics-owned antifungal compounds and personnel-related costs.

General and Administrative Expenses. General and administrative expenses for the first nine months of 2001 increased from $3.2 million in 2000 to $3.5 million in 2001. The increase was due primarily to higher expenses for outside services.

     In the fourth quarter of 2001, Essential Therapeutics expects to incur a non-cash charge of approximately $23.8 million, reflecting the discount associated with the preferred stock sale in the October 2001 private equity financing. Additionally, Essential Therapeutics expects to incur a non-cash charge of approximately $13.9 million relating to acquired in-process research and development in the fourth quarter of 2001.

Interest Income, net. Interest income for the first nine months of 2001 decreased from $878,000 in 2000 to $541,000 in 2001, primarily due to a decrease in average cash balances and to lower interest rates. Interest expense for the first nine months of 2001 decreased from $202,000 in 2000 to $93,000 in 2001, primarily due to the declining balance on an equipment financing loan.

Liquidity and Capital Resources

     Essential Therapeutics has financed its operations since inception primarily through the sale of equity securities, through funds provided under its collaborative agreements, through other revenues principally consisting of sales of molecular diversity and contract research and through equipment financing. As of September 30, 2001, Essential Therapeutics had received $66.4 million from the sale of equity and $64.1 million in cash from license and milestone fees and research support payments under its collaborative agreements.

     Cash, cash equivalents and short-term investments at September 30, 2001 were $7.5 million compared to $12.6 million at December 31, 2000. The decrease during the first nine months of 2001 was due to cash used by operations of $3.9 million, $1.2 million utilized in making principal payments on Essential Therapeutics' equipment financing arrangement and $221,000 in capital expenditures. This decrease was partially offset by $268,000 in net proceeds from the issuance of common stock from the exercise of employee stock options.

     On October 24, 2001, Essential Therapeutics announced that it had completed its acquisition of Althexis and completed a $60.0 million private placement of convertible redeemable preferred stock. Preferred shares converted into common stock will be registered by a Form S-3 filing, and are subject to certain lockup provisions for up to 9 months after closing. Please see Note 5 to the Condensed Financial Statements included elsewhere in this report.

     Essential Therapeutics expects that its existing capital resources, including the funds from the October 2001 private equity financing, interest income and future payments due under its collaborative agreements will enable Essential Therapeutics to maintain current and planned operations at least through 2003. Essential Therapeutics expects that it will need to seek additional funds to continue its business activities beyond that time, and will seek to raise such additional funding from other collaborative arrangements, or public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangements could result in limitations on Essential Therapeutics' ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any such equity financing could result in dilution to Essential Therapeutics' then-existing stockholders.

     On February 9, 2001 Essential Therapeutics filed a registration statement on Form S-3 for a "shelf" registration, which was amended on March 21, 2001. Pursuant to the registration statement, Essential Therapeutics may offer up to $35 million of newly issued common stock. The registration statement became effective in March 2001. While Essential Therapeutics has no current plans to do so, we may in the future offer additional shares of common stock under our "shelf" registration statement in order to finance our operations. If we do, we cannot assure you that additional funds will be available on favorable terms or at all, or that any funds, if raised, would be sufficient to permit Essential Therapeutics to continue to conduct its operations. If adequate funds are not available, Essential Therapeutics may be required to curtail significantly or eliminate one or more of its research programs.

Risk Factors

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO DEVELOP PHARMACEUTICAL PRODUCTS.

     Our first potential pharmaceutical product, a compound in the cephalosporin class of antibacterials, commenced Phase I clinical trials under the direction of our partner, The R.W. Johnson Pharmaceutical Research Institute (RWJPRI), an affiliate of Johnson & Johnson, in November 1999. The cephalosporin class of antibacterial drugs is the largest class of antibiotics in terms of global sales. The purpose of these Phase I studies is to assess the compound's safety, tolerability and pharmacokinetics. Safety and tolerability are measures of the body's ability to assimilate a compound at various dose levels without adverse reactions or side effects. Pharmacokinetics is an analysis of the absorption, distribution, metabolism and excretion of the compound in the body. Based upon the observation of irritation at the injection site in some subjects in these trials, we announced in May 2001 that RWJPRI had decided to focus current efforts on the advancement of RWJ-442831, an Essential Therapeutics-developed prodrug form of the collaboration's lead parenteral cephalosporin product (RWJ-54428), into pre-clinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. A prodrug is a modified form of a drug that is readily converted to the active drug in the body. Preliminary studies of RWJ-442831 in animals, conducted by Essential Therapeutics, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. The Phase I clinical trials for this cephalosporin compound may not be completed. There are two other Essential Therapeutics cephalosporin compounds in the Johnson & Johnson collaboration: another parenteral compound that is in pre-clinical development and a cephalosporin intended for oral administration, in the research stage. Our other potential products are in the pre-clinical or research stage. Our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration (FDA) or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, these potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

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

     . we may fail to obtain required regulatory approvals for any products that we develop;

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

          Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies. We have entered into collaboration agreements with Johnson & Johnson, Daiichi Pharmaceutical Co., Ltd., Pfizer Inc.'s animal health group and Schering-Plough Animal Health Corporation. Under these agreements, our collaborative partners are responsible for:

     . selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

     . conducting pre-clinical testing, clinical trials and obtaining required approvals for potential products; and

     .  manufacturing and commercializing any approved products.

          We cannot control the timing of these actions or the amount of resources devoted to these activities by our partners. In addition, these agreements are subject to cancellation or the election not to extend by our partners. As a result, our receipt of revenue, whether in the form of continued research funding, product development milestones, or royalties on sales, depends upon the decisions made and the actions taken by our partners. Our collaborative partners may view compounds that we may discover as competitive with their own products or potential products, and therefore any partner may elect not to proceed with the development of our potential product. Our partners are free to pursue their own existing or alternative technologies to develop products in preference to our potential products. We cannot be certain that our interests will continue to coincide with those of our partners, or that disagreements concerning our rights, technology, or other proprietary interests will not arise with our partners.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

         We have incurred substantial net losses in every year since our inception in December 1992. We had net losses of $4.6 million in 1997, $9.8 million in 1998, $10.7 million in 1999, and $13.9 million in 2000. We had an accumulated deficit of $61.5 million through September 30, 2001. We expect to continue to incur operating losses over the next several years.

         Substantially all of our revenues to date have resulted from license fees, research support and milestone payments under our collaborative agreements. We will not receive revenues or royalties from drug sales until we or our collaborative partners successfully complete clinical trials with regard to a drug candidate, obtain regulatory approval for this drug candidate, and successfully commercialize the drug. We do not expect to receive revenues or royalties from sales of drugs for a number of years, if at all. If we fail to achieve sufficient revenues to become profitable or sustain profitability, we may be unable to continue operations.

OUR APPROACH TO DRUG DISCOVERY IS UNPROVEN AND WE MAY NOT SUCCEED IN IDENTIFYING ANY DRUG CANDIDATES WITH CLINICAL BENEFITS.

         We are developing a gene-function-based technology platform and other proprietary technology to attempt to identify and commercialize novel antibiotics, antifungals and antiviral agents. To date these technologies have identified a small number of compounds that have demonstrated potential clinical benefits. We cannot be certain that these or any other technology we may develop will allow us to identify drug candidates that may have clinical benefits. The failure to identify and develop new drug candidates will have a material adverse effect on our business.

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

         Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. We have observed local irritation at the injection site in some subjects receiving RWJ-54428, one of our potential cephalosporin products, in Phase I clinical trials conducted by our collaborator, RWJPRI. In addressing this problem, we announced in May 2001 that RWJPRI had decided to focus current efforts on the advancement of RWJ-442831, an Essential Therapeutics-developed prodrug form of the cephalosporin compound RWJ-54428, into pre-clinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. Preliminary studies of RWJ-442831 in animals, conducted by Essential Therapeutics, demonstrated reduced venous irritation at the injection site as compared to RWJ-54428. If we observe further unacceptable toxicities or other side effects, we, our collaborators or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

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

         None of our drug candidates have received regulatory approval. If we fail to obtain this approval, we will be unable to manufacture and sell our drug products commercially. Even if we obtain regulatory approval, we may be required to continue clinical studies even after we have started selling a pharmaceutical. In addition, identification of some side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

         Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and other proprietary technology. We have filed more than 80 patent applications in the United States, in addition to applications filed in other countries, in order to protect lead compounds, gene discoveries and screening technology, and more than 20 United States patents have been issued to date on these applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the U.S. covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

         Our commercial success also depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot assure you that our products will not infringe on the patents or proprietary rights of others. For example, many companies are active in the field of genomics, and some have filed patents on essential genes in bacteria. While we are not currently aware of any patents encumbering our ability to practice the technologies we have discovered, it is possible that a patent of this nature may issue in the future. We may be required to obtain licenses to patents or other proprietary rights of others. Any licenses may not be available on terms acceptable to us, if at all. The failure to obtain these licenses could delay or prevent our collaborative partners' activities, including the development, manufacture or sale of drugs requiring such licenses.

         In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

IF OTHER COMPANIES DEVELOP BETTER PRODUCTS THAN OURS OR MARKET SIMILAR PRODUCTS SOONER, OUR PRODUCTS MAY BE RENDERED OBSOLETE OR NONCOMPETITIVE.

         We operate in a field in which new developments are occurring at an increasing pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Many of our competitors have substantially greater financial, technical and personnel resources than we have. Although we believe that we have identified new and distinct approaches to drug discovery, there are other companies with drug discovery programs, at least some of the objectives of which are the same as or similar to ours. For example, there are other companies that have recently described cephalosporins in early stages of development that are designed for treatment of resistant gram-positive infections in hospitals, the same objective as our lead cephalosporin compound. Similarly, several other companies are seeking to capitalize on the expanding body of knowledge of efflux pumps in microorganisms.

         Competing technologies may be developed that would render our technologies obsolete or non-competitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat each of the infectious diseases for which we are seeking to develop therapeutic products. We cannot assure you that our competitors will not develop competing drugs that are more effective than those developed by us and our collaborative partners or obtain regulatory approvals of their drugs more rapidly than we and our collaborative partners, thereby rendering our and our collaborative partners' drugs obsolete or noncompetitive. Moreover, we cannot assure you that our competitors will not obtain patent protection or other intellectual property rights that would limit our and our collaborative partners' ability to use our technology or commercialize our or their drugs.

OUR POTENTIAL PRODUCTS MAY NOT BE ACCEPTABLE IN THE MARKET OR ELIGIBLE FOR THIRD PARTY REIMBURSEMENT, RESULTING IN A NEGATIVE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

     Any products successfully developed by us or our collaborative partners may not achieve market acceptance. The antibiotic products that we are attempting to develop will compete with a number of well-established traditional antibiotic drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

 . the establishment and demonstration in the medical community of the clinical efficacy and safety of our products;

 .   the potential advantage of our products over existing treatment methods;
     and

 .   reimbursement policies of government and third-party payors.

     Physicians, patients or the medical community in general may not accept or use any products that may be developed by us or our collaborative partners. Our ability to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of these drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. If third-party reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our collaborative partners, it could adversely affect our business.

WE HAVE NO MANUFACTURING, MARKETING OR SALES EXPERIENCE, AND IF WE ARE UNABLE TO ENTER INTO MANUFACTURING AGREEMENTS OR MAINTAIN COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN MANUFACTURING, SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

     We do not have any experience in the manufacture of commercial quantities of drugs, and our current facilities and staff are inadequate for the commercial production or distribution of drugs. We intend to rely on our collaborative partners for the manufacturing, marketing and sales of any products that result from these collaborations. The current third-party manufacturer of our potential cephalosporin product has in the past encountered difficulties with the manufacture of related compounds in sufficient quantities for clinical trial purposes. Manufacturers often encounter difficulties in scaling up to manufacture commercial quantities of pharmaceutical products. We cannot be certain that our current or any other manufacturer will not encounter similar delays in the scale-up to manufacture this or any other compound in commercial quantities in the future.

     We will be required to contract with third parties for the manufacture of our products or to acquire or build production facilities before we can manufacture any of our products. We cannot assure you that we will be able to enter into contractual manufacturing arrangements with third parties on acceptable terms, if at all, or acquire or build production facilities ourselves.

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

HEALTH CARE REFORM MEASURES OR COST CONTROL INITIATIVES MAY NEGATIVELY IMPACT PHARMACEUTICAL PRICING.

     The levels of revenue and profitability of pharmaceutical companies may be affected by continuing governmental efforts to contain or reduce the costs of health care through various means. For example, in some foreign markets pricing or profitability of prescription pharmaceuticals is already subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Cost control initiatives could decrease the price that we or our collaborative partners receive for any products which we or they may develop in the future which would adversely affect our business. Further, to the extent that these types of proposals or initiatives have a material adverse effect on our collaborative partners or potential collaborative partners, our ability to commercialize our potential products may be materially adversely affected.

IF OUR PRODUCTS HARM PEOPLE, WE MAY EXPERIENCE PRODUCT LIABILITY CLAIMS THAT MAY NOT BE COVERED BY INSURANCE.

     We face an inherent business risk of exposure to potential product liability claims in the event that drugs, if any, developed through the use of our technology are alleged to have caused adverse effects on patients. This risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We will, if appropriate, seek to obtain product liability insurance with respect to drugs developed by us and our collaborative partners. We may not, however, be able to obtain insurance. Even if insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability.

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

     We are highly dependent on management and scientific staff, including Mark Skaletsky, our Chairman and Chief Executive Officer, George H. Miller, Ph.D., our Senior Vice President - Research and Development, Paul Mellett, our Senior Vice President and Chief Financial Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. We face intense competition for talented personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. We cannot be certain that we will be able to attract and retain the personnel we require on acceptable terms.

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

     Some provisions of our Restated Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions allow us to issue preferred stock without a vote or further action by our stockholders, provide for staggered elections of our Board of Directors and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. None of these provisions provides for cumulative voting in the election of directors. Some provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a Delaware corporation from engaging in any business combination with any stockholder owning fifteen percent or more of our outstanding voting stock for a period of three years from the date such person became a 15% stockholder unless specified conditions are met.

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

     The possible issuance of Series A preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of Essential Therapeutics, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING FOR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

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

     The market price of the common stock, like that of the securities of many other biopharmaceutical companies, has been and is likely to continue to be highly volatile. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Factors contributing to volatility in the market price of our common stock include:

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

WE EXPECT TO RETAIN ALL FUTURE EARNINGS AND HAVE NO INTENTION TO PAY DIVIDENDS.

     We have never paid any cash dividends on Essential Therapeutics common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF ALTHEXIS.

     On October 24, 2001, we concluded our acquisition of Althexis. We consummated the transaction with the expectation that it will result in mutual benefits including benefits relating to expanded and complementary product offerings, increased market opportunity, new technology and the addition of research and development personnel. Achieving the benefits of the acquisition will depend in part on the integration of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the acquisition will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that, following the transaction, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.


WE MAY NOT BE ABLE TO EFFECTIVELY AND EFFICIENTLY INTEGRATE THE OPERATIONS OF ESSENTIAL THERAPEUTICS AND ALTHEXIS.

     Integrating the operations and management of Essential Therapeutics and Althexis will be a complex process, and we cannot assure you that this integration will be completed rapidly or will achieve all of the anticipated synergies and other benefits expected from the merger. The integration of the two companies will require significant management attention, which may temporarily distract management from its usual focus on the daily operations of the combined company. Moreover, as a result of the change of Essential Therapeutics' corporate headquarters from California to Massachusetts and the operation of offices on both coasts, management will face new challenges not previously encountered. Management's inability to integrate successfully the operations of Essential Therapeutics and Althexis, or any significant delay in achieving this integration, could cause our business to suffer.


FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state trends and known uncertainties or other forward-looking information. Furthermore, these statements are based on current expectations that involve a number of uncertainties including those set forth in the risk factors above. When considering forward-looking statements, you should keep in mind that the risk factors noted above and other factors noted throughout this document or incorporated by reference could cause our actual results to differ significantly from those contained in any forward-looking statement.

         Forward-looking statements include the information concerning possible or assumed future results of operations of Essential Therapeutics, including any forecasts, projections and descriptions of anticipated synergies related to the acquisition of Althexis by Essential Therapeutics. Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in the forward-looking statements. These factors include the following:

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

     .   other opportunities being presented to and pursued by us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about Essential Therapeutics' market risk disclosure involves forward-looking statements. Essential Therapeutics is exposed to market risk related mainly to changes in interest rates. Essential Therapeutics does not invest in derivative financial instruments.

Interest Rate Sensitivity

         Essential Therapeutics' investment policy is to manage its marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Essential Therapeutics' marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold prior to maturity. At September 30, 2001, Essential Therapeutics did not hold marketable securities.

Foreign Currency Exchange Risk

         At this time, Essential Therapeutics does not participate in any foreign currency exchange activities, and therefore is not subject to risk of gains or losses for changes in foreign exchange rates.

PART II      OTHER INFORMATION

Item 5. Other Information

            Events Subsequent to September 30, 2001:

            On November 8, 2001, Essential Therapeutics, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to disclose that on October 24, 2001, the Company completed its acquisition of The Althexis Company, Inc., completed an equity financing and changed its name to Essential Therapeutics, Inc.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    The following exhibits have been filed with this report:

            None.

     (b)    Reports on Form 8-K.

            On August 6, 2001, Essential Therapeutics, Inc. filed a current report on Form 8-K with the Securities Exchange Commission. The purpose of the filing was to disclose the proposed merger between Essential Therapeutics, Inc. and The Althexis Company, Inc. and the related financing.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 14, 2001




                               ESSENTIAL THERAPEUTICS, INC.
                               ---------------------------
                               (Registrant)



                                /s/  Mark Skaletsky
                               -------------------------------------------
                               Mark Skaletsky
                               President and Chief Executive Officer
                               (principal executive officer)


                                /s/  Paul Mellett
                               -------------------------------------------
                               Paul Mellett
                               Senior Vice President and Chief Financial Officer (principal financial officer)