Form 10-K
period 2001-12-31
ESSENTIAL THERAPEUTICS INC
filed 2002-03-29
CIK 1010915

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 0-28006

                         ESSENTIAL THERAPEUTICS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                 94-3186021
                   (State or other          (I.R.S. Employer
                   jurisdiction of       Identification Number)
                  incorporation or
                    organization)

                  1365 MAIN STREET,               02451
               WALTHAM, MASSACHUSETTS
                (Address of principal          (Zip Code)
                  executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 647-5554

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON STOCK, $0.001 PAR VALUE PER SHARE
                        PREFERRED SHARE PURCHASE RIGHTS
                               (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2002, 16,763,578 shares of common stock of the registrant were outstanding. As of that date, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $50.0 million, based upon the closing price of the common stock on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2001.

================================================================================

                         ESSENTIAL THERAPEUTICS, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                     INDEX

PART I

Item 1.  Business......................................................................................   3

Item 2.  Properties....................................................................................  23

Item 3.  Legal Proceedings.............................................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders...........................................  24

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters..........................  25

Item 6.  Selected Financial Data.......................................................................  26

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  27

Item 7A. Quantitative and Qualitative Disclosures about Market Risk....................................  32

Item 8.  Financial Statements and Supplemental Data....................................................  33

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  33

PART III

Item 10. Directors and Executive Officers of the Registrant............................................  34

Item 11. Executive Compensation........................................................................  34

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  34

Item 13. Certain Relationships and Related Transactions................................................  34

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  35

         Signatures....................................................................................  39

         Index to Consolidated Financial Statements.................................................... F-1

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

   The following discussion of our business contains forward-looking statements that involve risks and uncertainties. You are directed to the section captioned "Special Note Regarding Forward-Looking Statements" for a discussion of these types of statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks discussed below, and those risks discussed in the section captioned "Risk Factors" and elsewhere in this report.

   Essential Therapeutics, Inc., formerly known as Microcide Pharmaceuticals, Inc., which was incorporated in 1992, is a biopharmaceutical company committed to the discovery, development and commercialization of critical products for life threatening diseases in hematology, oncology and infectious disease. The present business of Essential results from the combination by merger in October 2001, of Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc., and embodies those companies' complementary strengths. Essential has broad-based antibiotic and antifungal discovery and development programs with a significant product pipeline. With its March 2002 acquisition of Maret Corporation, which was doing business as Maret Pharmaceuticals, Essential now has pre-clinical and clinical programs in hematology/oncology and infectious diseases. Essential's lead product, ETRX 101, is a small molecule angiotensin derivative for treatment and prophylaxis of the suppression of blood cells, known as myelosuppression, and other serious clinical diseases. Our three research platforms address the growing problems of antibiotic resistance and the need for improved antifungal therapeutics. Our Novel Cephalosporin Platform, which has been partnered with Johnson & Johnson, or J&J as they are known in the industry, targets serious gram-positive multi-drug resistant infections. The Efflux Pump Inhibitor Platform, which has been partnered with Daiichi, Schering-Plough and is internally-funded, targets gram-negative infections as well as serious fungal infections. Our Structure-Based Drug Design Platform, partnered with PLIVA Pharmaceuticals, focuses on novel cell wall biosynthesis inhibitors with intrinsic activity against a broad spectrum of resistant organisms.

   We believe that the antibiotics market provides an attractive opportunity for our research and development activities, because:

     (i) the antibiotics market is the third largest pharmaceutical market, with worldwide sales of systemic antibiotics totaling $24.7 billion in 1999, including $8.45 billion in the United States;

    (ii) there are significant unmet clinical needs, caused by growing bacterial resistance problems, that require new antibacterial therapies; and

   (iii) the pre-clinical and clinical development process for antibiotics generally follows an efficient and well-defined path to the market.

   We also believe that the hematology/oncology market presents an attractive opportunity for us to address a critical medical need in the treatment of myelosuppression from chemotherapy, radiation and other serious blood disorders. Worldwide sales of products for the treatment of anemia exceeded $5.0 billion in 2000 and are expected to reach $9.0 billion by 2005. Worldwide sales of growth factors affecting white blood cells was $1.3 billion in 2000 and is estimated to grow at 5% per year. At the present time there is no widely used product available to stimulate the recovery of platelets or lymphocytes. Nevertheless, these markets are generally thought to be significant unserved target markets. We also believe that the pre-clinical and clinical development process in this therapeutic area follows a well-defined pathway to the market.

   Lastly, we believe that the systemic antifungals market, totaling approximately $2.5 billion in 1999 worldwide sales, also represents an attractive opportunity, because there are currently relatively few agents with adequate efficacy and low toxicity to treat the often immunocompromised patients with systemic fungal infections. And, despite recent progress in introducing new antiviral agents, we feel that there is a clear clinical need within the $4.6 billion worldwide antiviral market for improved treatments for viral infections.

   In addition to our target validation system known as ACTT, other areas of research include our Microbial Genomics (VALID) Program, which seeks to identify novel classes of antimicrobial agents that will act upon microbes that are resistant to currently available therapeutic agents.

   We have collaboration agreements with major pharmaceutical companies that enhance our discovery and development programs. As of December 31, 2001, we had received $64.5 million in license fees, milestone payments and research support payments, and $10.0 million in equity investments. Assuming each of the current collaboration agreements continues until its scheduled expiration, we will continue to receive additional research support payments. In addition, we may receive up to $42.4 million in potential further milestone payments, as well as royalties on worldwide sales of products that may result from these collaborations. We have retained full rights to products that may result from programs we have now as a result of our acquisition of Maret as well as our own internal, self-funded programs in Bacterial In Vivo Essential Genes, Bacterial and Fungal Efflux Pumps and Microbial Genomics (VALID). Our forward-integration development strategy is to continue to utilize strategic collaborations selectively to complement and balance our own, self-funded efforts.

   J&J. We established a collaboration in October 1995 with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson Pharmaceutical Research & Development, L.L.C., which we collectively refer to as "J&J," to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci. Together with J&J, we selected an initial beta-lactam antibiotic candidate, a parenteral, or administered by injection, cephalosporin, for pre-clinical development in October 1996, and in November 1999, J&J entered into Phase I clinical trials with this antibiotic candidate. In November 2000, we announced that these Phase I trials would be extended, based upon the observation of induration, or irritation, at the injection site in some subjects. In May 2001, we announced that J&J had selected a prodrug of the initial lead compound for toxicology studies. A prodrug is a modified form of a drug that is readily converted to the active drug in the body. In animal studies, administration of this prodrug form eliminated the irritation seen when the compound itself was administered. We expect J&J to advance this prodrug into the clinic when toxicology studies are completed. In January 1999, in collaboration with J&J, we committed to the pre-clinical development of a second cephalosporin compound. This second parenteral cephalosporin antibiotic was selected for pre-clinical development as a back-up and potential "second generation" compound, which may improve the likelihood of ultimately bringing one or more products to the market. We extended this collaboration in December 2000 to develop a new class of cephalosporins, having similar spectrum and potency to the first compounds, but which would be bioavailable following oral administration. We have received two milestone payments under this collaboration and research support was extended in December 2001. If specified research and development milestones are achieved, we will be entitled to receive an additional $13.5 million for either the initial or back-up parenteral product developed within the collaboration and an additional $17.5 million for an orally-absorbed product, plus royalties based on worldwide sales of products arising from the collaboration. In December 2000, we entered into another collaboration with J&J with a focus on the discovery of products from our natural product extracts. We have provided J&J with access to our natural products library for the purpose of screening for activity in various biological and therapeutic applications. Research work on this project is also being continued in 2002. J&J will undertake a program for the development, manufacture and sale of products developed from the collaborative research. Under the terms of the agreement, we received an up-front license fee, a technology-access fee for access to our natural products library and funding for our research to identify the active components of natural product extracts. For each product resulting from the collaboration, we will receive specified milestone payments and royalties on worldwide sales.

   Daiichi. We established a collaboration in November 1995 with Daiichi to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone antibiotics to target gram-negative bacteria, including pseudomonas. The research phase of this collaboration was extended in May 2000, and at the end of March 2001, the research funding portion of this collaboration came to its natural conclusion. If specified research and development milestones are achieved, we will be entitled to receive up to $6.5 million for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration.

   Pfizer. We established a collaboration in March 1996 with Pfizer to implement our bacterial in vitro essential gene and multi-channel screening system to discover novel classes of antibiotics over a five-year term. At the conclusion of this agreement in February 2001, each party gained the right to independently use the technology developed during the collaboration for its own purposes.

   In January 1999, we established a separate collaboration with Pfizer to utilize bacterial genetic approaches with in vitro essential genes to discover products for the treatment of bacterial infections in animals. The funded research portion of this agreement ended in January 2002, and Pfizer Veterinary Medicine is pursuing the product opportunities discovered during this collaboration. If specified research and development milestones are achieved, we would be entitled to receive specified milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products.

   PLIVA Pharmaceuticals. The Althexis Company, Inc., which we acquired on October 24, 2001, entered into a collaboration agreement with PLIVA Pharmaceuticals in December 1998 to combine PLIVA's scientific, drug development and financial resources with Althexis' unique expertise and experience in structure-based drug design, or SBDD, in order to discover, select, develop and commercialize novel antibiotic drugs worldwide. Under the terms of the collaboration, Althexis agreed to undertake specified research and license the resulting technology to PLIVA. PLIVA agreed to license some of its technology to Althexis and received the right to commercialize any resulting products. Under the collaboration agreement, Althexis has received license fees, research support and milestone payments over the three-year term of the agreement's research plan totaling approximately $12.0 million. The research plan may be extended by mutual consent of both parties. In December 2001, the funded research portion of this agreement came to its natural conclusion. We are continuing to work with PLIVA using SBDD to develop products based upon a novel cell wall biosynthesis target selected during the term of the collaboration.

   Schering-Plough Animal Health. In October 2000, we entered into a collaboration with Schering-Plough Animal Health, or SPAH, to discover and develop compounds to be used in the treatment of veterinary bacterial infections based upon application of our efflux pump technology to existing SPAH antibacterials. In July and December 2001, the agreement was amended, each time increasing the level of research funded by SPAH. If specified research and development milestones are achieved, we will be entitled to receive milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration. These milestone payments and royalties are lower in amount than those applicable to human health applications. SPAH will have worldwide rights to products resulting from the collaboration.

   Iconix.   In January 1998, we entered into a collaboration with Iconix, a biotechnology company to which we licensed or assigned technology related to Iconix's genetic technology. At February 28, 2002, we held approximately a 17% ownership interest in Iconix, on a fully diluted basis. Iconix has applied the genetics technology to a number of viral disease targets in a search for novel antiviral agents in collaborative research funded by Essential. We are entitled to worldwide development, manufacturing and marketing rights to antiviral products that may emerge from the antiviral collaboration. If we were to develop a product using technology developed under the collaboration, we would be obligated to pay Iconix royalties on worldwide sales. The assay discovery phase of this collaboration ended in January 2001, and we have assumed responsibility for research efforts on the viral gene targets in our search for novel antiviral agents using new cell-free technology developed within our bacterial and fungal programs.

   We do not expect that any drugs resulting from our collaborations, or our research and development efforts, will be commercially available for a number of years, if at all. Since inception, we have focused our activities on the development of a gene function-based technology platform and other proprietary information to identify and commercialize novel antimicrobials for the treatment of serious infections. It is difficult to predict when, if ever, we will be able to successfully discover additional novel lead compounds for potential development as product candidates. All compounds discovered by us will require extensive pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive pre-clinical and clinical testing required to establish safety and efficacy will take a number of years, and the time required to commercialize new drugs cannot be predicted with accuracy. We cannot assure you that our approach to drug discovery, or the efforts of our partners, will result in the successful development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse effects or inadequate therapeutic efficacy would slow or prevent our product development efforts or those of our partners and would have a material adverse effect on our business and results of operations. We will not receive revenues or royalties from sales of drugs for a significant number of years, if at all. Any failure to receive significant revenues or achieve profitable operations could impair our ability to sustain operations, and we cannot assure you that we will ever receive significant revenues or achieve profitable operations.

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

   According to estimates by the United States Centers for Disease Control and Prevention, or CDC, approximately 2.0 million hospital-acquired infections, also referred to in our industry as nosocomial infections, occur annually in the United States and contribute to more than 50,000 deaths. The additional health care costs due to nosocomial infections now total more than $3.5 billion per year. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, continuing to make infectious diseases a leading cause of death in the United States. We believe that bacterial infections, especially infections caused by difficult-to-treat, antibiotic-resistant bacteria, cause or contribute to a substantial majority of these deaths.

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

   Antibiotics work by interfering with a vital bacterial cell function at a specific cellular target, either killing the bacteria or inhibiting their multiplication, thereby allowing the patient's immune system to clear the bacteria from the body. Currently available antibiotics work on relatively few targets, through mechanisms such as inhibiting protein or cell wall biosynthesis. These targets tend to be present in all bacteria and are highly similar in structure and function, so that these antibiotics kill or inhibit growth of a broad range of bacterial species and are referred to as broad-spectrum antibiotics.

   Major structural classes of antibiotics include beta-lactams, fluoroquinolones, macrolides, tetracyclines, aminoglycosides, glycopeptides and trimethoprim combinations. Penicillin, a member of the beta-lactam class, which also includes extended-spectrum penicillins, cephalosporins and carbapenems, was first developed in the 1940s. Nalidixic acid, the earliest member of the quinolone class, was discovered in the 1960s. The creation of broad-spectrum antibiotics began in the 1970s and 1980s, with major advances seen in the 1970s with the development of newer beta-lactams and aminoglycosides, and in the 1980s with the development of fluoroquinolones and carbapenems. These antibiotics remain the mainstay of therapy today, since the only new class of antibiotics that has been discovered and commercialized in the last 20 years is the recently introduced oxazolidinones, exemplified by linezolid. Daptomycin, a member of the new antibiotic class, lipopeptides, is undergoing clinical trials.

   According to sales data compiled by IMS International, an independent pharmaceutical industry research firm, the market for systemic antibiotics, both orally or parenterally administered, constitutes the third largest worldwide pharmaceutical market, generating $24.7 billion in worldwide sales in 1999, including $8.45 billion in the United States. The in-hospital antibiotic market, where bacterial resistance poses the most serious threat, totaled $7.5 billion worldwide during this period.

 FUNGAL INFECTIONS

   Invasive infections due to fungi are a continuing problem, particularly among patient populations with compromised host defenses due to immunosuppressive drugs (e.g., in organ transplant patients or in patients undergoing cancer chemotherapy) or serious underlying disease (e.g., AIDS). Despite the limitations of existing therapeutics, systemic antifungal agents generated worldwide sales of approximately $2.5 billion in 1999, according to IMS International. The two major classes of clinically important systemic antifungal agents, polyenes and azoles, utilize essentially only two targets: ergosterol, or membrane, biosynthesis and membrane integrity. Amphotericin B, while fungicidal, has toxicity limitations in many patients. In contrast, the azole class of compounds is limited by suboptimal efficacy in the treatment of deep-seated fungal infections in immunocompromised patients, due to its fungistatic mode-of-action and emerging drug resistance. Caspofungin, a member of a new class of cell wall biosynthesis inhibitors, echinocandins, has recently been approved for limited indications and several other analogs are in advanced stages of clinical testing. All members of this class discovered to date are only available for parenteral use, a relatively small portion of the systemic fungal infections market.

 VIRAL INFECTIONS

   Viral infections continue to be a major medical problem in both immune-competent and immunosuppressed patients. Since its discovery, an estimated 42 million people have been infected with the human immunodeficiency virus, or HIV. Newer combination therapies with HIV-protease inhibitors or newer reverse-transcriptase inhibitors have markedly improved survival and reduced the occurrence of opportunistic infections. These agents, however, are often poorly tolerated by patients due to drug-to-drug interactions and adverse effects, require frequent administration of multiple pills that make adherence to prescribed regimens difficult, and are subject to viral resistance, resulting in a need for new therapeutic agents.

   There is a vast, unmet clinical need for effective and well-tolerated antiviral therapy in other viral infections with a high prevalence and morbidity. Hepatitis B, or HBV, afflicts a major proportion of the global population. In addition, the CDC estimates that approximately 3.0 million people in the United States have hepatitis C, or HCV, infection. Both forms of hepatitis can cause chronic infections that can lead to serious complications, including the need for liver transplantation. Well-tolerated treatment regimens that produce a durable antiviral response would represent a considerable advance in the long- term management of chronically-infected patients. Also, cytomegalovirus, or CMV, infection remains a complication in transplant patients as well as in some pediatric populations, and existing antiviral therapies for CMV are often poorly tolerated.

 ANIMAL HEALTH INFECTIONS

   Bacterial infections represent a major problem for both livestock and companion animals. In particular, livestock undergoes periods of stress-induced suppression of immunity during which there is increased susceptibility to bacterial infection. Important bacterial pathogens of livestock include species responsible for bovine and porcine respiratory diseases, enteric diseases and mastitis. We estimate that global sales of anti-infective products for therapeutic use in animal health applications are in excess of $1.0 billion. With the continued development of antibiotic-resistant bacteria in human populations, there has been increasing pressure to limit the animal use of antibiotics that are also used to treat infections in humans. Novel approaches that do not utilize antibiotic classes used in humans may find an increasing importance in veterinary infections.

 RESISTANCE PROBLEMS

   One of the key contributors to the increase in mortality and morbidity due to bacterial infections is the increasing prevalence of drug-resistant bacteria. Evidence of bacterial resistance to penicillin was first seen in the 1940s shortly after its introduction. Methicillin and subsequent second-generation penicillins were developed to overcome these penicillin-resistant organisms, but resistance to methicillin in turn began to occur in the 1970s shortly after its release, and has continued to increase. Similar resistance problems are now seen with a number of clinically important bacteria targeted by our initial products, including staphylococci, enterococci, pneumococci and pseudomonas. Strains of these bacteria have become resistant to all but a few antibiotics. According to estimates based on CDC data, these four groups of bacteria are responsible for 44% of all hospital-acquired infections and for 63% of all hospital-acquired blood stream infections in the United States.

   A number of factors are believed to contribute to the increased rate of bacterial drug resistance:

     (i) physician reliance on broad-spectrum antibiotics for empiric treatment of an infection prior to definitive diagnoses;

    (ii) repeated exposure of bacteria to long-term antibiotic therapy, providing a competitive advantage to bacteria that harbor drug resistance;

   (iii) antibiotic use in immunosuppressed patients, for example, from cancer chemotherapy, AIDS and organ transplantation;

    (iv) the growing number of institutionalized, often elderly, patients receiving multiple courses of antibiotics;

     (v) the increased frequency of invasive medical procedures; and

    (vi) societal and technological changes, including air travel, that accelerate the spread of drug-resistant bacteria.

   One example of the seriousness of antibiotic resistance is methicillin-resistant staphylococci, or MRS, which has become resistant to virtually all currently used antibiotics, except vancomycin. The heavy use of vancomycin to treat MRS infections may in turn have contributed to the emergence of new strains of enterococci that are resistant to vancomycin. Infections caused by these vancomycin-resistant enterococci, or VRE, frequently do not respond to any current therapies, and in many cases prove fatal. The transfer of vancomycin resistance from enterococci to staphylococci has been demonstrated experimentally. If vancomycin resistance is transferred in the clinical setting by VRE to staphylococci, the leading cause of hospital-acquired bacterial infections, no effective antibiotic therapy will remain to treat MRS infections. The first report of vancomycin intermediate-susceptible staphylococcus aureus in a clinical setting occurred in 1997 in Japan, followed by subsequent reports of strains with decreased susceptibility to vancomycin in patients in various parts of the United States. Although caused by a different mechanism-of-action than occurs in VRE, we believe that these reports are suggestive of future resistance problems in staphylococci.

HEMATOLOGY/ONCOLOGY ENVIRONMENT

 HEMATOPOIESIS OVERVIEW

   With our recent acquisition of Maret, we are developing a family of peptide drugs which stimulate progenitor cell growth. We are focusing our initial clinical development on stimulation of blood cell growth. Blood contains various types of cells including red blood cells, which carry oxygen to the body's tissues; several types of white blood cells, which are an important part of the immune system; and platelets, which are involved in blood clotting. The body's process of producing blood cells is known as hematopoiesis, and occurs predominantly in the bone marrow. The bone marrow contains progenitor cells that can differentiate into the various types of blood cells. Progenitor cells are few in number but can proliferate when stimulated by growth factor proteins.

   There are various conditions that can cause the specialized blood cells to drop below normal levels including: inadequate blood cell production; excessive blood cell destruction or loss; or an autoimmune response in which a person's immune system attacks the blood producing cells in the bone marrow. Deficiencies may also be caused by treatments such as chemotherapy or radiation therapy. These agents damage the blood-producing cells in the bone marrow, a condition known as bone marrow suppression or myelosuppression. Damage to the bone marrow can lead to deficiencies of all types of blood cells. No single drug is currently available that can stimulate all lineages of blood cells.

   The largest and most developed market opportunity in hematopoiesis is anemia, which occurs when there is a low number of functioning red blood cells. Anemia occurs as a result of a disease or treatment of a disease, for example, chemotherapy or radiation treatment of cancer. Total worldwide sales of products to treat anemia exceeded $5 billion in 2000 and is expected to reach $9 billion by 2005.

   The next largest segment in the hematopoiesis market is colony-stimulating-factors, or CSFs, which increase neutrophils, or white blood cells. White blood cells are the mainstay of the body's defense against bacteria and fungi. CSFs are also used to help move cells out of the bone marrow and into the blood for use in peripheral blood stem cell collection, known as PBSC, or bone marrow transplantation. Worldwide sales of products to increase neutrophils exceeded $1.3 billion in 2000 with 5% annual growth predicted over the next five years. The market opportunity for new white blood cell growth factors is substantial. Infection remains a significant problem in patients receiving chemotherapy and/or radiation treatment for cancer and in dialysis patients with chronic renal insufficiency.

   The least developed segment of the hematopoiesis market is platelet growth factors. Currently, only one drug is approved in the United States to increase platelets and it achieved approximately $35.0 million in sales in 2000, despite its marginal efficacy and significant side effects. Nevertheless, we believe that the market for a safe, efficacious product capable of increasing platelets is significantly larger, as evidenced by the over one million platelet transfusions that occur per year in the United States alone.

STRATEGY

   We believe that the hematology/oncology and antibiotics markets provide an attractive opportunity for our research and development activities because there are significant unmet clinical needs and the pre-clinical and clinical development process typically follows an efficient and well-defined path to the market, with early testing generally being predictive of later stage results. Further, we believe these factors will lead to shorter overall development timelines and higher approval rates for our products than for products in most other therapeutic categories.

   To this end, we are executing our "forward integration" development strategy, which is to continue to utilize strategic collaborations selectively to complement and balance our internal, self-funded efforts. We plan to retain some rights to products resulting from our unpartnered programs, including our ETRX 101 compound for the treatment of myelosuppression, as well as our Fungal Efflux Pump Inhibitor Platform and those aspects of our Bacterial Efflux Pump Inhibitor Platform that lie outside of our collaborations with Daiichi and Schering-Plough Animal Health. In general, we plan to take some discovery leads forward into clinical development stages alone before entering into collaborative relationships for final product development and commercialization. Additionally, we intend to continue to pursue the acquisition of clinical compounds as we focus our transition to a product-focused company.

ESSENTIAL'S RESEARCH PLATFORMS

 CEPHALOSPORIN PLATFORM

   Our cephalosporin platform is focused on discovering and developing novel antibiotics for the treatment of infections caused by drug-resistant, gram-positive bacteria, including MRS, VRE and pneumococci. Gram-positive and gram-negative bacteria have fundamentally different surface characteristics. These surface properties greatly affect the ability of an antibiotic to penetrate the bacterium and reach its target site. As a result, antibiotics that are effective against gram-positive bacteria are often less effective against gram-negative bacteria, and vice versa. The problematic gram-positive bacteria targeted by this program cause serious infections, including endocarditis, osteomyelitis, meningitis, deep-seated soft tissue infections, complicated urinary tract infections, pneumonias, bacteremia and septicemia.

   The cephalosporin work is being conducted in collaboration with J&J and consists of the discovery and development of beta-lactam antibiotics with specific efficacy against resistant, gram-positive bacteria. Traditional beta-lactam antibiotics work by inhibiting enzymes, or more specifically, penicillin-binding proteins, or PBPs, that carry out crucial steps in the biosynthesis of the bacterial cell wall. Resistance to beta-lactam antibiotics in MRS is primarily caused by bacterial production of PBP2a, an enzyme capable of conducting cell wall biosynthesis in the presence of these antibiotics, as well as by the production of beta-lactamases, which render beta-lactams ineffective.

   Our gram-positive cephalosporin platform has identified novel beta-lactam antibiotics that are beta-lactamase-stable and inhibit PBPs, including PBP2a, thereby gaining efficacy against MRS. Compounds emerging from our cephalosporin platform are active against staphylococci, including MRS, enterococci, VRE, streptococci, penicillin-resistant strains of pneumococci and other gram-positive bacteria. We have prepared hundreds of new synthetic analogs and have made significant advances in drug design, resulting in several compounds with desirable in vitro potency, in vivo efficacy, favorable pharmacokinetics and solubility, and low toxicity. Pharmacokinetics is an analysis of absorption, distribution, metabolism and excretion of the compound in the body.

   The initial antibiotics developed within this platform are expected to be parenterally administered in the institutional setting to prevent or treat infections caused by gram-positive bacteria, including those resistant to other antibiotics. These antibiotics could potentially be clinically adopted for use as a single agent following treatment failure in patients with a documented drug-resistant infection, or empirically as a single agent or in combination with a broad-spectrum antibiotic to extend coverage to resistant bacterial strains. We believe that the clinical adoption of these antibiotics could be similar to that of vancomycin as a single agent, or ceftazidime or an aminoglycoside in combination use for empiric therapy.

   In collaboration with J&J, we selected an initial cephalosporin candidate for pre-clinical development in October 1996. Pre-clinical studies including product formulation and process scale-up for manufacture of large quantities of drug substance were completed in early 1999. Sufficient drug substance was produced in this effort to allow the anticipated pre-clinical animal safety and tolerability studies as well as Phase I clinical trials. Safety and tolerability are measures of the body's ability to assimilate a compound at various dose levels without adverse reactions or side effects. Pre-clinical animal safety and tolerability studies were successfully completed, and Phase I clinical trials were initiated in November 1999. We announced in October 2000 that these Phase I clinical trials would be extended in order to evaluate modifications that may reduce or eliminate the irritation at the injection site seen in some subjects with the current formulation. In May 2001, we announced that J&J had selected a prodrug of the initial lead compound for toxicology studies. We expect J&J to advance this prodrug into the clinic when these toxicology studies are completed. We have filed patent applications in the United States and elsewhere on lead structures discovered in this program, and thirteen patents have issued in the United States.

   In January 1999, in collaboration with J&J, we committed to the pre-clinical development of a second cephalosporin compound. This compound has undergone extensive pre-clinical evaluation of its activity and pharmacokinetics, and is undergoing pharmaceutical characterization, product formulation and process scale-up for manufacturing of sufficient bulk drug substance to conduct requisite pre-clinical animal safety and tolerability studies. We expect that these activities will occur in parallel with the extended Phase I clinical development of the initial cephalosporin candidate, and that either compound could be advanced into Phase II clinical trials.

   In December 2000, we entered into an extension of our collaboration with J&J to include a new series of Essential-discovered, chemically-distinct cephalosporins, with similar spectrum and potency but with significantly different physico-chemical properties, offering the additional potential for oral bioavailability. Orally absorbed cephalosporins may potentially compete in a significantly enlarged market for community-acquired infections, and be useful as follow-on therapy to parenteral cephalosporins. In December 2001, this agreement was extended for an additional year.

 EFFLUX PUMP INHIBITOR PLATFORM

   Essential has a bacterial efflux pump inhibitor platform with two collaborators, Daiichi and SPAH. In the collaboration with Daiichi, the program focuses on the high intrinsic resistance of P. aeruginosa to many antibiotics, including quinolones. This resistance has generally been attributed to the impermeable outer membrane of this gram-negative bacterium. Recent information indicates that this intrinsic resistance is due to the combined effects of low membrane permeability and the production of particular membrane proteins, efflux pumps, that bind to antibiotics of many different classes as they enter the bacterial cell and eject, or efflux, them from the bacterium, preventing their interaction with specific intracellular targets.

   We believe that the combination of bacterial efflux pump inhibitors with existing antibiotics could restore the activity of antibiotics against bacteria expressing efflux pump-mediated antibiotic resistance. In addition, many bacterial species have active efflux pumps that contribute to the overall intrinsic susceptibility of the species to some antibiotics. As a result, we believe that the combination of bacterial efflux pump inhibitors with existing antibiotics could increase the susceptibility of many gram-negative bacteria to these antibiotics, and thereby either extend the clinical usefulness of the antibiotic, or lower required therapeutic doses. We have established a genetics and molecular biology program that focuses on microbial efflux systems, and have developed novel screening and lead evaluation technologies to permit the identification of lead compounds for subsequent lead optimization efforts.

   Daiichi is designing compounds for activity against a multi-drug efflux pump in pseudomonas, based on efflux pump inhibitor leads that we discovered with Daiichi. We have worked with Daiichi to progress the lead compounds toward pre-clinical development, with the primary objective of developing potentiators that will be combined with Daiichi's oral and parenteral quinolone antibiotics or with beta-lactamase stable beta-lactam antibiotics to overcome efflux pump-mediated resistance in P. aeruginosa.

   In addition, we have demonstrated that inhibitors can be beneficially combined with other classes of antibiotics for which efflux pump-mediated resistance limits clinical utility, such as macrolides or ketolides, and we are actively screening for inhibitors in this area. We are also engaged in the modification of existing antibiotics for which efflux is known to be a limiting factor in their activity, and believe this approach may be especially useful when multiple pumps of different structural families are involved. We have filed patent applications in the United States and elsewhere on various lead structures discovered under this program, and four patents have issued in the United States.

   In the bacterial efflux pump inhibition work with SPAH, we are conducting joint research to discover and develop compounds to be used in the treatment of veterinary bacterial infections, based upon application of our efflux pump technology to existing SPAH antibacterials.

   The azoles, which are inhibitors of the ergosterol biosynthesis pathway, are currently the most widely used class of agents in the treatment of fungal diseases. Among the azoles, fluconazole is the most extensively used, but there are increasing reports of fluconazole therapy failures due to emergence of resistance. Recently, multi-drug efflux pumps have been implicated in candida resistance to fluconazole and other azoles. As with bacterial efflux, intrinsic fungal resistance to fluconazole, such as found in C. glabrata, C. krusei and in aspergillus, may arise from naturally-occurring, multi-drug efflux pumps. Therefore, similar to our approach with regard to bacteria, we believe that by inhibiting the activity of efflux pumps in fungal pathogens, it may be possible to achieve a significant decrease of both intrinsic and acquired resistance, thereby extending the useful life of existing agents, broadening the antifungal spectra of existing agents, or allowing newer agents to be more clinically efficacious.

   We initiated screens for inhibitors of several efflux pumps in candida sp. and aspergillus, which resulted in several natural product and synthetic compound screening hits. After an extensive lead identification effort, we have selected a novel chemical class of broad-spectrum inhibitors of azole efflux in candida sp. for a lead optimization program. If successful, this program could result in inhibitors that could be used to potentiate several different types of azole/triazole antifungals:

     (i) a generic narrow-spectrum azole, like fluconazole with good activity against candida and good pharmacokinetic properties;

    (ii) triazoles currently in clinical trials or the early stages of toxicology, with a broad spectrum of activity including aspergillus, but with less desirable pharmacokinetic properties than fluconazole; and/or

   (iii) a newer triazole with excellent aspergillus activity as well as activity against candida and a pharmacokinetic profile like fluconazole.

 STRUCTURE-BASED DRUG DESIGN PLATFORM--NOVEL CELL WALL BIOSYNTHESIS INHIBITORS

   In parallel with our oral cephalosporin work with J&J, this program is focused on discovering and developing novel antibiotics for the treatment of drug-resistant, gram-positive bacteria and some gram-negative bacteria that are commonly associated with respiratory tract infections. The target of these inhibitors is a different enzyme in the cell wall biosynthesis pathway than that inhibited by beta-lactam antibiotics and these antibacterials could have a broader spectrum of activity than the more targeted cephalosporins.

   Althexis, which we acquired in October 2001, entered into a collaboration agreement with PLIVA Pharmaceuticals in December 1998 and together chose the target of this program. They conducted preliminary work to validate the target as being suitable for structure-based drug design, or SBDD. Following validation of the target, they collaborated in order to apply Althexis' unique expertise and experience in SBDD to discover novel inhibitors of this target. This program utilized PLIVA's expertise in chemistry, microbiology and pharmacology, which have now been supplemented with those of Essential. In December 2001, the funded research portion of this agreement came to its natural conclusion. We are continuing to work with PLIVA using SBDD to develop products based upon this novel cell wall biosynthesis target.

OTHER RESEARCH PROGRAMS:
  MICROBIAL GENOMICS--VALID--VALIDATED ANTIMICROBIAL LEAD IDENTIFICATION AND DEVELOPMENT

   We believe that we have developed a unique approach to anti-infective research using microbial genetics as a foundation for drug discovery. Further, we believe that this approach has yielded a large number of relevant novel drug targets that in turn are expected to lead to the development of new classes of antimicrobials. Our strategy is to focus our gene discovery efforts on the pharmaceutically-relevant portion of bacterial and fungal genomes, by identifying genes that are essential to a pathogen's viability in vitro (our Bacterial and Fungal In Vitro Essential Genes Program) or in vivo (our Bacterial In Vivo Essential Genes Program). These target genes, once identified, are incorporated into our high-throughput screening systems to identify compounds for further development. We have applied our microbial genomics approach to bacterial and fungal systems, and have also applied this approach to viruses through our collaboration with Iconix. We believe that this approach offers significant advantages over traditional pharmaceutical industry biochemical assay approaches, while utilizing data from publicly-available, genomic sequencing approaches.

 BACTERIAL AND FUNGAL IN VITRO ESSENTIAL GENES PROGRAM

   Our Bacterial and Fungal In Vitro Essential Genes Program utilizes a targeted genomics approach to discover the pharmaceutically-relevant genes present in bacterial fungal genomes, and focuses on several important and diverse pathogenic organisms. We have created unique molecular tools and approaches in bacterial and fungal molecular genetics, which allow us to create and use gene mutants to quickly and directly clone essential bacterial and fungal genes. These same mutants are then used to characterize and prioritize drug targets. This targeted genomics approach accelerates the entire discovery process by focusing only on the functionally important portions of the genome and thereby bypassing the task of sequencing and characterizing irrelevant portions of the genome.

 BACTERIAL IN VIVO ESSENTIAL GENES PROGRAM

   Bacteria possess a set of genes, encoding both metabolic functions and non-redundant virulence factors and regulators, that are necessary for pathogen growth in a mammalian environment, which is referred to as in vivo, but which are not required for bacterial growth in enriched media in a petri dish, which is referred to as in vitro. We refer to these genes as in vivo essential, or ivs, genes. Our scientists have developed a proprietary method, referred to as size-based marker identification technology, or SMIT, to identify the ivs mutants from among more than 10,000 mutants that have been evaluated in infection models. Many of these genes constitute targets not previously directly utilized in drug discovery programs. We have created a library of over 65 ivs genes that have been characterized in vitro and in animal systems for selection of priority targets for screening. We have produced proteins for binding assays and biochemical assays for a number of these targets, i.e. applied the VALID paradigm, and plan to expand this effort to additional high priority targets in 2002. An extension of the SMIT technology is expected to be useful as a novel method to enable high-throughput in vivo evaluation of lead compounds. Products that may emerge from this program are expected to be bactericidal antibiotics that may be applied in either the human or animal health market.

   We have retained all rights to this program and are self-funding it. We have filed patent applications in the United States covering methods for discovery and characterization of bacterial in vivo essential genes.

MANUFACTURING AND MARKETING

   We do not have any expertise in the manufacture of commercial quantities of drugs, and our current facilities and staff are inadequate for the commercial production or distribution of drugs. We intend to rely on our major pharmaceutical partners for the manufacturing, marketing and sale of any products that result from our collaborations. We will be required to contract with third parties for the manufacture of other products or to acquire or build production facilities before we can manufacture any products ourselves. We cannot assure you that we will be able to enter into contractual manufacturing arrangements with third parties on acceptable terms, if at all, or acquire or build production facilities ourselves. To date we have had no experience with sales, marketing or distribution. Consequently, in order to market any of our products, we will be required to develop marketing and sales capabilities, either on our own or in conjunction with others. We cannot assure you that we will be able to develop any of these capabilities. In instances where we rely on partners for the manufacturing, marketing and sales of any products that result from our collaborations, we cannot assure you that these partners will satisfactorily perform these functions.

   We cannot assure you that any products successfully developed by us or our collaborative partners, if approved for marketing, will achieve market acceptance. The hematopoietic agents and antimicrobial products that we are attempting to develop will compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by us will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our product candidates, their potential advantage over existing treatment methods, and reimbursement policies of government and third-party payors. We cannot assure you that physicians, patients or the medical community in general will accept and utilize any products that we may develop or that our collaborative partners may develop.

   Our ability and that of our collaborative partners to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of these drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. We cannot assure you that third-party reimbursement will be available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our collaborative partners. Any inability to maintain profitable price levels for these drugs could adversely affect our business and results of operations.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

   Protection of our proprietary compounds and technology is vital to our business. Our policy is to seek, when appropriate, protection for our lead compounds, gene discoveries, screening technologies and other proprietary technology by filing patent applications in the United States and other countries. We have filed more than 150 patent applications in the United States, in addition to applications filed in other countries, covering our inventions. As of March 15, 2002, we had been issued 38 patents in the United States and various other patents relating to these inventions in foreign countries.

   Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, the patent position of biotechnology and pharmaceutical companies is highly uncertain and involves many complex legal and technical issues. We cannot assure you that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed by us in the future. The failure by us to obtain patents pursuant to our applications and any future applications could have a material adverse effect on our business. Furthermore, we cannot assure you that any patents that may be issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against patent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in other countries generally are not published until more than eighteen months after they are filed, because publication of technological developments in the scientific or patent literature often lags behind the date of these developments, and because searches of prior art may not reveal all relevant prior inventions, we cannot be sure that we were the first to invent the subject matter covered by our patent applications or that we were the first to file patent applications for particular inventions.

   Our commercial success will depend in part on not infringing patents or proprietary rights of others. We cannot assure you that we will be able to obtain a license to any third-party technology we may require to conduct our business or that if obtainable, this technology can be licensed at reasonable cost. Failure by us to obtain a license to technology that we may require to utilize our technologies or commercialize our products may have a material adverse effect on our business. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets, know-how or other intellectual property rights owned by us, or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to and diversion of resources by us and could have a material adverse impact on our business. We cannot assure you that any of our issued or licensed patents will ultimately be held valid or that any efforts to defend any of our patents, trade secrets, know-how or other intellectual property rights will be successful. An adverse outcome in any litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from the third party, all of which could have a material adverse effect on our business.

   In addition to patent protection, we rely upon trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of our trade secrets and proprietary information, we require our employees, consultants and collaborative partners to execute confidentiality agreements upon the commencement of their relationships with us. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while in our employ will be our exclusive property. We cannot assure you, however, that these agreements will not be breached, that we would have adequate remedies in the event of any breach or that our trade secrets or proprietary information will not otherwise become known or developed independently by others.

   We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our commercial partners, collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and some, but not all, commercial partners and consultants. We cannot assure you that relevant inventions will not be developed by a person not bound by an invention assignment agreement. We cannot assure you that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

   As is commonplace in the biotechnology industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors of ours. To the extent these employees are involved in research areas that are similar to those areas in which they were involved at their former employer, we may be subject to claims that these employees and/or that we have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against these types of claims, which could result in substantial costs and be a distraction to management, and which may have a material adverse effect on our business, even if we were ultimately successful in defending against these claims.

COMPETITION

   The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational pharmaceutical and biotechnology companies, are actively engaged in activities similar to ours. Many of these companies may employ in these activities greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than us or our collaborative partners. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. Competing technologies may be developed that would render our technologies obsolete or non-competitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat myelosuppression and each of the infectious diseases for which we are seeking to develop therapeutic products.

   We also expect to encounter significant competition with respect to the drugs that we and our collaborative partners plan to develop. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. In order to compete successfully, our goal is to obtain patent protection for our potential products and to make those available selectively to pharmaceutical companies through collaborative and licensing arrangements. We cannot assure you that our competitors will not develop competing drugs that are more effective than those developed by us and our collaborative partners or obtain regulatory approvals of their drugs more rapidly than we and our collaborative partners do, thereby rendering our and our collaborative partners' drugs obsolete or noncompetitive. Moreover, we cannot assure you that our competitors will not obtain patent protection or other intellectual property rights that would limit our or our collaborative partners' ability to use our technology or commercialize our or their drugs.

GOVERNMENT REGULATION

   The development, manufacture and marketing of drugs developed by us or our collaborative partners are subject to regulation by numerous governmental agencies in the United States and in other countries. The United States Food and Drug Administration, or FDA, and comparable regulatory agencies in other countries impose mandatory procedures and standards for the conduct of some types of pre-clinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take a number of years and involve the expenditure of substantial resources.

   Any compound developed by us or our collaborative partners must receive regulatory agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes pre-clinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. The steps required by the FDA before new drugs may be marketed in the United States include:

     (i) pre-clinical studies;

    (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, or IND;

   (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

    (iv) submission to the FDA of a new drug application, or NDA; and

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

   Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with the FDA's good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board, or IRB, at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA's good manufacturing practices.

   Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety/adverse effects, dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

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

   Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory agency approval. In addition, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of drug development and/or the period of review of any application for regulatory agency approval for a compound. Delays in obtaining regulatory agency approvals could adversely affect the marketing of any drugs developed by us or our collaborative partners, impose costly procedures upon our and our collaborative partners' activities, diminish any competitive advantages that we or our collaborative partners may attain and adversely affect our ability to receive royalties. We cannot assure you that, even after significant time and expenditures, regulatory agency approvals will be obtained for any compounds developed by or in collaboration with us. Moreover, if regulatory agency approval for a drug is granted, this approval may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for this drug. Furthermore, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug, or its manufacturer, may result in restrictions on the drug or manufacturer, including withdrawal of the drug from the market. In addition, regulatory agency approval of prices is required in many countries and may be required for the marketing of any drug developed by us or our collaborative partners in these countries.

   Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. We, our collaborative partners or the FDA may suspend clinical trials at any time if it is believed that individuals participating in the trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, we cannot assure you that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA.

   Each manufacturing establishment for new drugs is also required to receive some form of approval by the FDA. Among the conditions for approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's good manufacturing practices, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and may be subject to inspections by foreign and other federal, state or local agencies.

   We cannot assure you that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of or delay an IND or an NDA. Moreover, because our present collaborative partners are, and it is expected that our future collaborative partners may be, primarily responsible for pre-clinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs, the ability to obtain and the timing of regulatory approvals are not within our control.

   Prior to the commencement of marketing a product in other countries, approval by the regulatory agencies in these countries is required, whether or not FDA approval has been obtained for a particular product. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country has its own procedures and requirements.

   We are also subject to regulation under other federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although we believe that our safety procedures for handling and disposing of radioactive compounds and other hazardous materials used in our research and development activities comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any liability could exceed our financial resources.

   The drug development process and regulatory framework for animal drugs are similar in many respects to that for human therapeutics. In the United States, the Center for Veterinary Medicine of the FDA is charged with assuring that a new animal drug will not be introduced into interstate commerce unless it is the subject of an approved new animal drug application, or NADA. Like an NDA, an NADA must be supported by proof that the drug is safe and effective. An NADA application must include reports of adequate and well-controlled investigations. Procedures for the initiation of studies on an investigational new animal drug are similar to those for an IND. Compliance with good laboratory practices and good clinical practices is required.

EMPLOYEES

   As of December 31, 2001, we had 139 full-time, regular employees, 48 of whom held Ph.D. degrees and 30 of whom held other advanced degrees. Approximately 118 of the 139 employees are engaged in scientific activities and 21 are engaged in general, managerial and administrative functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We consider our relations with our employees to be good.

SCIENTIFIC CONSULTANTS

   We supplement our internal scientific staff with consulting arrangements with a number of leading academic and industrial scientists and clinicians. Our Scientific Advisory Board formally meets once or twice per year to review our programs and provide general scientific guidance and direction. On a more frequent basis, we use consultants either in small focused groups or as individuals on an ad hoc basis to provide detailed scientific guidance in such areas as genetics and molecular biology, chemistry, clinical microbiology/pharmacology and molecular diversity/natural products. In 2001, we paid these consultants approximately $403,000 in the aggregate, as compared to approximately $321,000 in 2000. None of the consultants is an employee of ours. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as "may," "will," "could," "should," "would," "expect," "anticipate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state trends and known uncertainties or other forward-looking information. Furthermore, these statements are based on current expectations that involve a number of uncertainties including those set forth in the risk factors below. When considering forward-looking statements, you should keep in mind that the risk factors noted below and other factors noted throughout this report or incorporated by reference could cause our actual results to differ significantly from those contained in any forward-looking statement.

   Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

   . our ability to use our discovery and technology platforms to identify potential product candidates;

   . our expectations regarding the anticipated date of selection of clinical development candidates;

   . our expectations regarding dates for commencement of clinical trials and development time lines;

   .  the timing and likelihood of regulatory approvals;

   .  the continuation of our collaborations with our partners;

   . our future capital requirements and the expected time period during which our existing financial resources will meet these capital requirements; and

   . our expectations regarding business conditions generally and growth in the biopharmaceutical industry and overall economy.

   Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

   . costs or difficulties related to the integration of the businesses of Althexis and Maret being greater than expected;

   .  demands placed on management by the increase in the size of Essential;

   .  unanticipated increases occurring in financing and other costs;

   . general economic or business conditions being less favorable than expected; and

   . legislative or regulatory changes adversely affecting Essential or the biopharmaceutical industry generally.

RISK FACTORS

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO DEVELOP PHARMACEUTICAL PRODUCTS.

   Our first potential pharmaceutical product, a compound in the cephalosporin class of antibacterials, commenced Phase I clinical trials under the direction of our partner, J&J, in November 1999. The cephalosporin class of antibacterial drugs is the largest class of antibiotics in terms of global sales. The purpose of these Phase I studies is to assess the compound's safety, tolerability and pharmacokinetics. Based upon the observation of irritation at the injection site in some subjects in these trials, we announced in May 2001 that J&J had decided to focus current efforts on the advancement of RWJ-442831, an Essential-developed prodrug form of the collaboration's lead parenteral cephalosporin product, known as RWJ-54428, into pre-clinical toxicology studies that, if successful, would allow the compound to advance into Phase I clinical trials. Preliminary studies of RWJ-442831 that we conducted in animals, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. The Phase I clinical trials for this cephalosporin compound may not be completed. We have two other cephalosporin compounds in the J&J collaboration: another parenteral compound that is in pre-clinical development and a cephalosporin intended for oral administration, in the research stage. ETRX 101, our small molecule angiotensin derivative, has completed Phase I clinical testing. The Phase II clinical trials for this compound may not be completed. Our other potential products are in the pre-clinical or research stage. All of our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration, or FDA, or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, these potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

   The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. We do not expect any of our potential products to be commercially available for a number of years, if at all. Pharmaceutical products that appear to be promising at early stages of development may not reach the market for a number of reasons including the following:

   . we or our collaborative partners may not successfully complete research and development efforts;

   . any pharmaceutical products we or our collaborative partners develop may be found to be ineffective or to cause harmful side effects during pre-clinical testing or clinical trials;

   . we may fail to obtain required regulatory approvals for any products that we develop;

   . we may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

   . our products may not be competitive with other existing or future products; and

   . proprietary rights of third parties may prevent us from commercializing our products.

IF WE ARE UNABLE TO MAINTAIN OUR CURRENT COLLABORATIONS WITH OUR PARTNERS, ENTER INTO NEW COLLABORATIONS OR EXTEND CONCLUDED COLLABORATIONS, DEVELOPMENT OF OUR POTENTIAL PRODUCTS COULD BE DELAYED.

   Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies, which we refer to as our partners. We have entered into collaboration agreements with Johnson & Johnson, Daiichi Pharmaceutical, Pfizer animal health group and Schering-Plough Animal Health. Under these agreements, our collaborative partners are responsible for:

   . selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

   . conducting pre-clinical testing, clinical trials and obtaining required approvals for potential products; and

   .  manufacturing and commercializing any approved products.

   We cannot control the timing of these actions or the amount of resources devoted to these activities by our partners. In addition, these agreements are subject to cancellation or the election not to extend by our partners. As a result, our receipt of revenue, whether in the form of continued research funding, product development milestone payments, or royalties on sales, depends upon the decisions made and the actions taken by our partners. Our collaborative partners may view compounds that we may discover as competitive with their own products or potential products, and, therefore, any partner may elect not to proceed with the development of our potential products. Our partners are free to pursue their own existing or alternative technologies to develop products in preference to our potential products. We cannot be certain that our interests will continue to coincide with those of our partners, or that disagreements concerning our rights, technology, or other proprietary interests will not arise with our partners.

   Substantially all of our revenues to date have resulted from our collaborations. We intend to continue to rely on our collaborations to fund a substantial portion of our research and development activities over the next several years. If our existing partners do not extend our collaborations or if we are unable to enter into new collaborations, the development and commercialization of our potential products may be delayed. In addition, we may be forced to seek alternative sources of financing for product development and commercialization activities.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

   We have incurred substantial net losses in every year since our inception in December 1992. We had net losses allocable to common stockholders of $10.7 million in 1999, $13.9 million in 2000 and $28.2 million in 2001. We had an accumulated deficit of $81.1 million through December 31, 2001. We expect to continue to incur operating losses over the next several years.

   Substantially all of our revenues to date have resulted from license fees, research support and milestone payments under our collaboration agreements. We will not receive revenues or royalties from drug sales until we or our collaborative partners successfully complete clinical trials with regard to a drug candidate, obtain regulatory approval for this drug candidate, and successfully commercialize the drug. We do not expect to receive revenues or royalties from sales of drugs for a number of years, if at all. If we fail to achieve sufficient revenues to become profitable or sustain profitability, we may be unable to continue operations.

OUR APPROACH TO DRUG DISCOVERY IS UNPROVEN AND WE MAY NOT SUCCEED IN IDENTIFYING ANY DRUG CANDIDATES WITH CLINICAL BENEFITS.

   We are developing a gene-function-based technology platform and other proprietary technology to attempt to identify and commercialize novel antibiotics, antifungals and antiviral agents. To date these technologies have identified a small number of compounds that have demonstrated potential clinical benefits. We cannot be certain that these or any other technologies we may develop will allow us to identify drug candidates that may have clinical benefits. The failure to identify and develop new drug candidates will have a material adverse effect on our business.

IF WE FAIL TO SATISFY SAFETY AND EFFICACY REQUIREMENTS OR MEET REGULATORY REQUIREMENTS IN OUR CLINICAL TRIALS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR DRUG CANDIDATES.

   Either we or our collaborators must show through pre-clinical studies and clinical trials that each of our pharmaceutical products is safe and effective in humans for each indication before obtaining regulatory clearance from the FDA for the commercial sale of that pharmaceutical product. If we fail to adequately show the safety and effectiveness of a pharmaceutical product, regulatory approval could be delayed or denied. The results from pre-clinical studies and early clinical trials are often different than the results that are obtained in large-scale testing. We cannot be certain that we will show sufficient safety and effectiveness in our clinical trials that would allow us to obtain the needed regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

   Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. We have observed local irritation at the injection site in some subjects receiving RWJ-54428, one of our potential cephalosporin products, in Phase I clinical trials conducted by our partner, J&J. In addressing this problem, we announced in May 2001 that J&J had decided to focus current efforts on the advancement of RWJ-442831, an Essential-developed prodrug form of the cephalosporin compound RWJ-54428, into pre-clinical toxicology studies which, if successful, would allow the compound to advance into Phase I clinical trials. Preliminary studies of RWJ-442831 in animals, conducted by us, demonstrated reduced venous irritation at the injection site as compared to RWJ-54428. If we observe further unacceptable toxicities or other side effects, we, our partner or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

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

   None of our drug candidates has received regulatory approval. If we fail to obtain this approval, we will be unable to manufacture and sell our drug products commercially. Even if we obtain regulatory approval, we may be required to continue clinical studies even after we have started selling a pharmaceutical product. In addition, identification of some side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

   If we obtain regulatory approval, we will also be subject to ongoing existing and future FDA regulations and guidelines and continued regulatory review. In particular, we, our collaborators, or any third party that we use to manufacture the drug, will be required to adhere to regulations setting forth current good manufacturing practices. The regulations require that we manufacture our products and maintain our records in a particular way with respect to manufacturing, testing and quality control activities. Furthermore, we, our collaborators, or our third-party manufacturers, must pass a pre-approval inspection of manufacturing facilities by the FDA before obtaining marketing approval.

   Failure to comply with the FDA or other relevant regulatory requirements may subject us to administrative or legally imposed restrictions. These restrictions may include warning letters, civil penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending New Drug Applications, or NDAs, or supplements to approved NDAs.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

   Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and other proprietary technology. We have filed more than 150 patent applications in the United States, in addition to applications filed in other countries, in order to protect lead compounds, gene discoveries and screening technology, and 38 United States patents have been issued to date on these applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the United States covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

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

   In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach that might occur, or that our trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

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

   Competing technologies may be developed that would render our technologies obsolete or non-competitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat myelosuppression and each of the infectious diseases for which we are seeking to develop therapeutic products. We cannot assure you that our competitors will not develop competing drugs that are more effective than those developed by us and our collaborative partners or obtain regulatory approvals of their drugs more rapidly than we and our collaborative partners, thereby rendering our and our collaborative partners' drugs obsolete or noncompetitive. Moreover, we cannot assure you that our competitors will not obtain patent protection or other intellectual property rights that would limit our and our collaborative partners' ability to use our technology or commercialize our or their drugs.

OUR POTENTIAL PRODUCTS MAY NOT BE ACCEPTABLE IN THE MARKET OR ELIGIBLE FOR THIRD PARTY REIMBURSEMENT, RESULTING IN A NEGATIVE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

   Any products successfully developed by us or our collaborative partners may not achieve market acceptance. The hematology/oncology and antibiotic products that we are attempting to develop will compete with a number of well-established traditional drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

   . the establishment and demonstration in the medical community of the clinical efficacy and safety of our products;

   .  the potential advantage of our products over existing treatment methods;
      and

   .  reimbursement policies of government and third-party payors.

   Physicians, patients or the medical community in general may not accept or use any products that may be developed by us or our collaborative partners. Our ability to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of these drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. If third-party reimbursement is not available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our collaborative partners, it could adversely affect our business.

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

   To date we have no experience with sales, marketing or distribution. In order to market any of our products, we will be required to develop marketing and sales capabilities, either on our own or in conjunction with others. We cannot assure you that we will be able to develop any of these capabilities.

HEALTH CARE REFORM MEASURES OR COST CONTROL INITIATIVES MAY NEGATIVELY IMPACT PHARMACEUTICAL PRICING, THEREBY HARMING OUR ABILITY TO COMMERCIALIZE OUR POTENTIAL PRODUCTS.

   The levels of revenue and profitability of pharmaceutical companies may be affected by continuing governmental efforts to contain or reduce the costs of health care through various means. For example, in some foreign markets pricing or profitability of prescription pharmaceuticals is already subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Cost control initiatives could decrease the price that we or our collaborative partners receive for any products that we or they may develop in the future which would adversely affect our business. Further, to the extent that these types of proposals or initiatives have a material adverse effect on our collaborative partners or potential collaborative partners, our ability to commercialize our potential products may be materially adversely affected.

IF OUR PRODUCTS HARM PEOPLE, WE MAY EXPERIENCE PRODUCT LIABILITY CLAIMS THAT MAY NOT BE COVERED BY INSURANCE.

   We face an inherent business risk of exposure to potential product liability claims in the event that drugs, if any, developed through the use of our technology are alleged to have caused adverse effects on patients. This risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We will, if appropriate, seek to obtain product liability insurance with respect to drugs developed by us and our collaborative partners. We may not, however, be able to obtain insurance. Even if insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability. Any successful product liability claims may exceed our financial resources. Further, costs of defending against product liability claims, even if we were to prevail ultimately, may have a material adverse effect on our business and results of operations.

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

   We are highly dependent on management and scientific staff, including Mark Skaletsky, our Chairman and Chief Executive Officer, George H. Miller, Ph.D., our Executive Vice President--Research and Development, Paul Mellett, our Senior Vice President and Chief Financial Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. We face intense competition for talented personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. We cannot assure you that we will be able to attract and retain the personnel we require on acceptable terms, or at all.

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

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BY-LAWS AND DELAWARE LAW, TOGETHER WITH OUR STOCKHOLDER RIGHTS PLAN, COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT.

   Some provisions of our certificate of incorporation and by-laws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of Essential. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions allow us to issue preferred stock without a vote or further action by our stockholders, provide for staggered elections of our Board of Directors and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. None of these provisions provides for cumulative voting in the election of directors. Some provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any stockholder owning fifteen percent or more of our outstanding voting stock for a period of three years from the date the person became a 15% stockholder unless specified conditions are met.

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

   The possible issuance of Series A preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of Essential, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING FOR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

   The development of our potential pharmaceutical products will require substantially more money than we currently have. We intend to seek to raise such additional funding from sources including other collaborative partners and through public or private financings involving the sale of equity or debt securities. We cannot assure you that any financings will be available when needed, or if available will be on acceptable terms. Funding from collaborative partners could limit our ability to control the research, development and commercialization of potential products, and could limit our revenues and profits from such products, if any. Collaborative agreements may also require us to give up rights to products or technologies that we would otherwise seek to develop or commercialize ourselves. Any additional equity financing will result in dilution to our current stockholders. If we fail to secure sufficient additional funding we will have to delay or terminate some or all of our drug discovery and development programs.

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

WE EXPECT TO RETAIN ALL FUTURE EARNINGS AND HAVE NO INTENTION TO PAY DIVIDENDS.

   We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITIONS.

   On October 24, 2001, we concluded our acquisition of Althexis and on March 11, 2002, we concluded our acquisition of Maret. We consummated these transactions with the expectation that they will result in mutual benefits including benefits relating to expanded and complementary product offerings, increased market opportunity, new technology and the addition of research and development personnel. Achieving the benefits of these acquisitions will depend in part on the integration of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the acquisitions will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that, following these transactions, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquisitions or that the acquisitions will result in increased earnings, or reduced losses, for the combined company in any future period.

WE MAY NOT BE ABLE TO EFFECTIVELY AND EFFICIENTLY INTEGRATE THE OPERATIONS OF ESSENTIAL THERAPEUTICS WITH ALTHEXIS AND MARET.

   Integrating the operations and management of Essential with Althexis and Maret will be a complex process, and we cannot assure you that this integration will be completed rapidly or will achieve all of the anticipated synergies and other benefits expected from the acquisitions. The integration of the three companies will require significant management attention, which may temporarily distract management from its usual focus on the daily operations of the combined company. Moreover, as a result of the change of our corporate headquarters from California to Massachusetts and the operation of offices on both coasts, management will face new challenges not previously encountered. Management's inability to integrate successfully the operations of Essential with Althexis and Maret, or any significant delay in achieving this integration, could cause our business to suffer.

ITEM 2.  PROPERTIES

   We have offices in Massachusetts and California. In conjunction with the acquisition of Althexis, we relocated our headquarters to Waltham, Massachusetts. In Waltham, we lease approximately 15,000 square feet under a lease agreement expiring at the end of 2002. In January 2002, we entered into a new lease agreement for a building in Waltham consisting of approximately 42,000 square feet. The building will be converted into a biotechnology facility and will house our headquarters and some of our research laboratories. The new Waltham lease commenced in February 2002 and expires in March 2009. The terms provide for equal monthly payments and will be subject to increases.

   Our Mountain View, California office consists of two buildings with approximately 84,170 square feet of leased laboratory and office space under lease agreements expiring in 2005. We have another building lease through 2005 in Mountain View, for approximately 18,040 square feet, which has been sublet to another company through October 2003.

   Following our recent acquisition of Maret, we plan to consolidate its operations with those of our Waltham facilities. Maret currently leases 1,400 square feet in a facility located in Newport Beach, California. This lease expires in April 2003. We believe that our facilities are sufficient to accommodate our anticipated research and administrative needs through 2004. Thereafter, we believe that we will be able to secure adequate additional facilities for our continued operations.

ITEM 3.  LEGAL PROCEEDINGS

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A Special Meeting of Stockholders of Essential Therapeutics, Inc. was held on October 24, 2001. The matters voted upon at the meeting and the voting results were as follows:

         (i) Approval of the issuance of shares of common stock in connection with Essential's acquisition of Althexis and the appointment of Mark Skaletsky as the President, Chief Executive Officer and Chairman of the Board of Essential Therapeutics, Inc. upon completion of the merger pursuant to the Agreement and Plan of Merger, dated as of July 27, 2001:

           For                     Against                   Abstain                  Not Voted
           ---                     -------                   -------                  ---------
        5,962,033                  958,808                   13,806                   4,584,666

         (ii) Approval of the issuance of shares of Series B convertible redeemable preferred stock and the appointment of three nominees of the purchasers of this Series B stock to Essential Therapeutics, Inc.'s Board of Directors pursuant to the Subscription Agreements, each dated as of July 27, 2001:

           For                     Against                   Abstain                  Not Voted
           ---                     -------                   -------                  ---------
        5,929,073                  982,938                   22,636                   4,584,666

         (iii) Approval of an amendment to the company's certificate of incorporation to change the company's name from Microcide
      Pharmaceuticals, Inc. to Essential Therapeutics, Inc.:

           For                     Against                   Abstain                  Not Voted
           ---                     -------                   -------                  ---------
        9,157,899                 1,195,599                  56,227                   1,109,588

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market System under the symbol "ETRX". Our common stock was first publicly traded on May 15, 1996. The following table sets forth for the periods indicated the high and low sales prices as reported on the Nasdaq National Market for our common stock.

                                           HIGH   LOW
                                          ------ -----
                         FISCAL YEAR 2001
                            4th Quarter.. $ 4.50 $3.05
                            3rd Quarter..   5.50  3.05
                            2nd Quarter..   4.77  2.31
                            1st Quarter..   8.38  3.63
                         FISCAL YEAR 2000
                            4th Quarter.. $13.88 $3.25
                            3rd Quarter..  15.75  7.25
                            2nd Quarter..  13.13  5.28
                            1st Quarter..  26.00  8.06

   As of February 28, 2002, there were approximately 142 holders of our record of common stock and 14 holders of our record of preferred stock.

DIVIDEND POLICY

   We have not paid any cash dividends on our common stock since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

   In connection with our acquisition by merger of The Althexis Company, Inc. on October 24, 2001, we issued an aggregate of 5,188,026 shares of our common stock in exchange for all issued and outstanding capital stock of Althexis. These sales were made in reliance upon Rule 506 of Regulation D, promulgated under the Securities Act and Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

   Also on October 24, 2001, we issued an aggregate of 60,000 shares of our Series B convertible redeemable preferred stock to venture capitalist investors in a private placement. These sales were made in reliance upon Rule 506 of Regulation D, promulgated under the Securities Act and Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                             For the Years Ended December 31,
                                                                      ----------------------------------------------
                                                                        2001      2000      1999     1998     1997
                                                                      --------  --------  --------  -------  -------
                                                                           (In thousands, except per share data)
Statement of Operations Data:
Total revenues(1).................................................... $ 10,666  $  5,864  $  9,448  $11,181  $14,894
Net loss.............................................................  (27,925)  (13,945)  (10,746)  (9,758)  (4,602)
Accretion of deemed dividend to Series B preferred stockholders......     (284)       --        --       --       --
Net loss allocable to common stockholders............................  (28,209)  (13,945)  (10,746)  (9,758)  (4,602)
Basic and diluted net loss per common share..........................    (2.28)    (1.23)    (0.97)   (0.89)   (0.43)
Shares used in computing basic and diluted net loss per common share.   12,359    11,320    11,085   10,962   10,817

                                                                                       December 31,
                                                                      ----------------------------------------------
                                                                        2001      2000      1999     1998     1997
                                                                      --------  --------  --------  -------  -------
                                                                                      (In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments.................... $ 59,534  $ 12,589  $ 24,868  $33,192  $40,387
Trade and other receivables..........................................    5,403     7,575       139      111    1,026
Working capital......................................................   55,818     9,214    21,447   30,269   37,235
Total assets.........................................................   78,044    27,198    33,831   44,490   51,782
Long-term obligations................................................      851       603     2,164    3,039      450
Series B convertible redeemable preferred stock......................   51,775        --        --       --       --
Total stockholders' equity...........................................   15,781    15,324    27,803   37,938   46,896

--------
(1) Includes $528,000 in the year ended December 31, 2001 related to a collaboration agreement between Althexis and PLIVA.
(2) Effective January 1, 2000, we changed our method of accounting for nonrefundable upfront license fees. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Essential, which was formerly known as Microcide Pharmaceuticals, is a biopharmaceutical company committed to the discovery, development and commercialization of new classes of pharmaceutical products. Essential has broad-based antibiotic and antifungal discovery and development programs with a significant product pipeline. Our three research platforms address the growing problems of antibiotic resistance and the need for improved antifungal therapeutics. Essential's Novel Cephalosporin Platform targets serious gram-positive multi-drug resistant infections. The Efflux Pump Inhibitor Platform targets gram-negative infections as well as serious fungal infections. Essential's Structure-Based Drug Design Platform focuses on novel cell wall biosynthesis inhibitors with intrinsic activity against a broad spectrum of resistant organisms.

   On October 24, 2001, Essential acquired The Althexis Company, Inc. in a merger, as a result of which Althexis became a wholly owned subsidiary of Essential. Simultaneously with that acquisition, Essential completed an equity financing by way of a private placement of an aggregate of 60,000 shares of its Series B convertible redeemable preferred stock for a total purchase price of $60.0 million to a number of venture capital investors. In addition, we changed our name from Microcide Pharmaceuticals, Inc. to Essential Therapeutics, Inc. to better reflect the business strategy and operations of the combined company resulting from the acquisition of Althexis.

   We anticipate working on a number of long-term development projects that involve experimental and unproven technology. The projects require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, we will need to obtain additional funds from outside sources to continue our research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

COLLABORATIVE AGREEMENTS

   As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies, which we refer to as our partners. Pursuant to our collaboration agreements with J&J, Daiichi, Pfizer, Schering-Plough Animal Health and PLIVA Pharmaceuticals, we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically nonrefundable upfront payments for licenses to develop, manufacture and market any products that are developed as a result of a collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of a collaboration. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed under the collaboration. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

   Through December 31, 2001, we had received an aggregate of $64.5 million in license fees, milestone payments and research support payments under our collaboration agreements. Research support funding from J&J increased pursuant to new agreements signed in December 2000. We amended our agreement with J&J in December 2001, extending the agreement term for an additional year. We amended our collaboration agreement with Schering-Plough Animal Health in the fourth quarter of 2001 resulting in increased funding. Research support funding from Pfizer and Daiichi concluded in the first quarter of 2001.

   In the event that, together with our collaborators, we achieve further specified research and product development milestones, we will be entitled to receive milestone payments as follows: up to $13.5 million for a parenteral, or administered by injection, product, and up to $17.5 million for an orally-absorbed product developed pursuant to the J&J agreements; and up to $6.5 million for each product developed pursuant to the Daiichi agreements. Our December 2000 Natural Products Agreement that we signed with J&J establishes potential milestone payments of $1.0 million. The Pfizer Animal Health and Schering-Plough Animal Health collaborations provide for a lower level of milestone payments than those applicable to human health applications. Receipt of the milestone payments mentioned in this paragraph is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. While the collaboration agreements provide for royalty payments on future products that may result, we do not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

   Some of our collaboration agreements provide for potential milestone payments and/or royalties to be paid by us to our collaborators. These milestone payments, of up to approximately $7.4 million, are contingent upon achieving specified research and product development milestones through product approval. Under our agreement with NAEJA Pharmaceutical Inc., we paid approximately $700,000 in the first quarter of 2002 and expect to pay approximately $300,000 in the second quarter of 2002 for contract research services.

   In January 1998, we entered into a collaboration with Iconix, a biotechnology company to which we licensed or assigned technology related to Iconix's genetic technology. As of February 28, 2002, we held approximately a 17% ownership interest in Iconix, on a fully diluted basis. Iconix has applied the genetics technology to a number of viral disease targets in a search for novel antiviral agents in collaborative research funded by Essential. We made payments to Iconix of $1.5 million and $1.9 million during 2000 and 1999, respectively. We are entitled to worldwide development, manufacturing and marketing rights to antiviral products that may emerge from the antiviral collaboration. If we were to develop a product using technology developed under the collaboration, we would be obligated to pay Iconix royalties on worldwide sales. The assay discovery phase of this collaboration ended in January 2001, and we have assumed responsibility for research efforts on the viral gene targets in our search for novel antiviral agents.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

 GENERAL

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition. We base our estimates on historical experience and facts and circumstances that exist at each balance sheet date. Actual results may differ from these estimates.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

 REVENUE RECOGNITION

   Revenues related to research contracts are recognized over the related funding periods for each contract. We are required to perform research activities as specified in each agreement on a best efforts basis and are reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which are generally recognized on a ratable basis as the research services are performed. Deferred revenue may result when we receive funding prior to commencing research efforts, or when we have not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Nonrefundable license payments received at the inception of a collaboration agreement are recognized over the expected research term on a ratable basis. Milestone payments that are "at risk" at the inception of a collaborative effort are recognized upon the achievement of the milestone, such as selection of candidates for drug development following a screening effort, the commencement of clinical trials or receipt of regulatory approvals. Extension of a collaborative research term may result in a change of the period over which an upfront, nonrefundable license payment is recognized. Such a change would be treated prospectively at the time of extension.

 GOODWILL IMPAIRMENT

   On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to evaluate goodwill at least annually for impairment. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows associated with the technologies that were under development by Althexis and other factors to determine the fair value of the intangible assets acquired. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill.

RESULTS OF OPERATIONS

 FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

   Revenues. Total revenues increased 82% from $5.9 million in 2000 to $10.7 million in 2001. Research revenues decreased slightly from $5.7 million in 2000 to $5.6 million in 2001. Increased revenues from research and license agreements with J&J, research funding from Schering-Plough Animal Health and revenues from PLIVA Pharmaceuticals offset the conclusion, in the first quarter of 2001, of funded research with Pfizer and Daiichi. Research revenue in 2000 included $200,000 of revenue included in the cumulative effect adjustment made on January 1, 2000 upon the adoption of a new accounting pronouncement. Milestone payments and licensing revenues increased from $58,000 in 2000 to $5.1 million in 2001, and included two milestone payments earned from J&J for the achievement of specified development goals relating to our pre-clinical research to develop an orally-active, novel cephalosporin. Other revenues, consisting of short-term contract research payments and the sale of molecular diversity samples to other biotechnology companies for use in their research programs, were nil and $122,000 in 2001 and 2000, respectively. We expect revenue to fluctuate in the future depending on our ability to enter into new collaboration agreements, timing and amounts of payments under our existing collaboration agreements and our ability to commercialize our potential products.

   Research and Development Expenses. Our research and development expenses increased 15% from $16.1 million in 2000 to $18.5 million in 2001. The increase was due primarily to increased contract research services to accelerate our lead optimization programs related to Essential-owned compounds. The increase also reflects the impact of the inclusion of the operations of Althexis since October 24, 2001.

   Research and development expenses consist primarily of salary and related fringe benefit expense as well as laboratory supplies and chemicals, outside contract services and facility costs. Members of our research and development team typically work on a number of development projects concurrently. We have not historically tracked separately the costs associated with our various projects so as to enable accurate disclosure of the actual costs incurred to date on a project by project basis. Due to the risks inherent in the drug development process we are unable to estimate with any certainty the costs we will incur in advancing our projects toward commercialization. We do expect our research and development costs to increase as we continue to advance our existing projects through pre-clinical and clinical phases and as we incorporate the new projects assumed in the acquisition of Althexis in October 2001 and, more recently, Maret Pharmaceuticals in March 2002, into our business.

   General and Administrative Expenses. General and administrative expenses increased 38% from $4.4 million in 2000 to $6.0 million in 2001, primarily as a result of severance and general legal fees. The increase also reflects the impact of the inclusion of the operations of Althexis since October 24, 2001. We expect general and administrative expenses to increase in the future to support the expansion of our business activities, to reflect a full year of expenses associated with the operations of Althexis, and to reflect amortization of deferred compensation associated with the Althexis acquisition, which is being amortized over the remaining vesting period of the options and restricted stock assumed in the acquisition.

   In-Process Research and Development. In connection with the acquisition of Althexis, we recorded a non-recurring, non-cash charge of $14.7 million for purchased in-process research and development in the fourth quarter of 2001.

   The purchased in-process research and development of $14.7 million, which represents the fair value attributable to the technology acquired, was expensed on the acquisition date because the technology had not yet reached technological feasibility and had no future alternative uses. The income approach was the primary technique utilized in valuing the in-process research and development. The value assigned to in-process research and development was estimated by discounting, to present value, the cash flows expected to result from each purchased in-process research and development project once it has reached commercial feasibility. The discount rates used to discount projected cash flows depended on the estimated stage of completion each project had achieved up to the date of the merger agreement, the risk related with each program, and the weighted average cost of capital for us at the time of the acquisition and ranged from 35% to 55%. The major risk associated with the timely completion and commercialization of products resulting from the purchased in-process research and development is the ability to identify potential drug candidates, successfully partner these candidates, conduct clinical studies and pursue regulatory approvals based on the data of long-term clinical trials. If these projects are not successfully developed, our future results of operations may be adversely affected.

   We acquired the following in-process research and development projects as a result of our acquisition of Althexis:

PLIVA Project. Althexis' collaboration with PLIVA has resulted in the selection of a new broad spectrum antibacterial agent. An IND submission is anticipated in 2002, with product launch expected in 2006-2007, although we cannot assure you that a product will be launched or that the launch will occur within this time period. While PLIVA has specified marketing rights to this product, and is undertaking development in its market territory, we retain development and marketing rights in the Far East. We anticipate we will partner with a new firm for the development and marketing rights in that region. At the time of the acquisition, the future cost of this program was estimated to be approximately $12.0 million, a majority of which is anticipated to be reimbursed by the licensing partner. A discount rate of 45% was utilized in discounting estimated cash flows expected to result from this project. Approximately $5.0 million of the purchased in-process research and development was attributable to this project.

Althexis Calorimetric Target Triage, or ACTT. ACTT is a proprietary technology used to assess the functional activity of proteins that serve as potential drug targets. The technology allows for an accelerated and more efficient assessment and characterization of novel genomic targets, resulting in a more timely approach to discovery of new drugs. Pending completion of improvements to increase throughput and scale, we hope to provide services to assist other biotechnology firms in drug discovery, on a commercial basis, beginning in late 2002. At the time of the acquisition, the future cost of this program was estimated to be approximately $1.0 million. A discount rate of 35% was utilized in discounting estimated cash flows expected to result from this project. Approximately $2.6 million of the purchased in-process research and development was attributable to this project.

Broad Spectrum Antibiotic Project. A broad spectrum antibiotic targeting an enzyme involved in bacterial protein synthesis is in the compound testing phase. An IND submission is anticipated in 2003, with product launch expected in 2007, although we cannot assure you that a product will be launched or that the launch will occur within this time period. Once the project reaches late clinical stage, it is anticipated a development and marketing partnership will be arranged. At the time of the acquisition, the future cost of this program was estimated to be approximately $33.0 million, a majority of which is anticipated to be reimbursed by the licensing partner. A discount rate of 55% was utilized in discounting estimated cash flows expected to result from this project. Approximately $4.8 million of the purchased in-process research and development was attributable to this project.

Narrow Spectrum Antibiotic Project. Althexis identified a narrow spectrum antibacterial agent that has demonstrated some antimicrobial efficacy in small animal tests. An IND submission is anticipated sometime in 2002, with product launch expected in 2006-2007, although we cannot assure you that a product will be launched or that the launch will occur within this time period. Once the project reaches late clinical stage, it is anticipated a development and marketing partnership will be arranged. At the time of the acquisition, the future cost of this program was estimated to be approximately $33.0 million, a majority of which is anticipated to be reimbursed by the licensing partner. A discount rate of 50% was utilized in discounting estimated cash flows expected to result from this project. Approximately $2.3 million of the purchased in-process research and development was attributable to this project.

   Interest Income and Expense. Interest income decreased from $1.1 million in 2000 to $817,000 in 2001 as a result of a decrease in average cash balances and lower rate of return. Interest expense decreased over the same periods from $251,000 in 2000 to $121,000 in 2001 as a result of a lower outstanding balance under an equipment financing arrangement.

   Net Loss. Net loss allocable to common stockholders increased from $13.9 million in 2000 to $28.2 million in 2001 as a result of the items discussed above. The increase in net loss allocable to common stockholders also reflects the accretion of deemed dividend to preferred stockholders and related issuance costs of $284,000. In connection with the $60.0 million private equity funding, we recorded an $8.0 million discount associated with the beneficial conversion element of the preferred stock. This $8.0 million discount was accounted for as a deemed dividend to the preferred shareholders and is being accreted on a straight-line basis through 2006, the contractual redemption date of the preferred stock.

 FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

   Revenues. Total revenues decreased 38% from $9.4 million in 1999 to $5.9 million in 2000. Research revenues decreased from $7.1 million in 1999 to $5.7 million in 2000 principally due the conclusion of the funded research portion of the collaboration with J&J in December 1999, and a reduction in research funding from Pfizer due to a contract amendment that modified the research plan. The decrease was partially offset by research revenues recognized from the joint research agreement signed with Daiichi in May 2000, and from the collaboration with SPAH announced in October 2000. Research revenue in 2000 also includes $200,000 of revenue included in the cumulative effect adjustment made on January 1, 2000 upon the adoption of a new revenue recognition policy. There were $58,000 in milestone revenues earned in 2000 as compared to $2.0 million in 1999 when a milestone payment was received from J&J for entry of our cephalosporin product into Phase I clinical trials. Other revenues, consisting of short-term contract research payments and the sale of molecular diversity samples to other biotechnology companies for use in their research programs, were $122,000 in 2000 as compared to $335,000 in 1999.

   Research and Development Expenses. Our research and development expenses decreased 7% from $17.3 million in 1999 to $16.1 million in 2000. The decrease was due primarily to lower headcount and reduced compensation costs, as well as lower external research support expenses.

   General and Administrative Expenses. General and administrative expenses increased 10% from $4.0 million in 1999 to $4.4 million in 2000, due primarily to higher spending for outside services.

   Interest Income and Expense. Interest income decreased from $1.4 million in 1999 to $1.1 million in 2000 as a result of a decrease in average investment balances. Interest expense decreased over the same periods from $345,000 in 1999 to $251,000 in 2000 as a result of a lower outstanding balance under an equipment financing arrangement.

   Net Loss. Net loss allocable to common stockholders increased from $10.7 million in 1999 to $13.9 million in 2000 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations since inception primarily through the sale of equity securities, through funds provided under collaborative agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing arrangements. As of December 31, 2001, we had received $126.5 million from the sale of common and preferred stock and $64.5 million in cash from license and milestone fees and research support payments under collaboration agreements.

   Cash, cash equivalents and investments at December 31, 2001 were $59.5 million compared to $12.6 million at December 31, 2000. Trade and other receivables at December 31, 2001 were $5.4 million compared to $7.6 million at December 31, 2000. The increase in cash was due primarily to $59.5 million in net proceeds received from the issuance of Series B convertible redeemable preferred stock in the October 2001 private equity funding and $367,000 received from the sale of common stock to employees through the exercise of stock options, and was partially offset by the repayment of $1.4 million on our equipment financing debt obligations. Net cash used in our operations was $10.0 million in 2001 in contrast to $11.5 million in 2000.

   We invested $665,000 and $779,000 in 2001 and 2000, respectively, primarily for research capital expenditures. We expect to incur an increase in capital spending of up to $6.0 million in 2002 for building improvements related to our Waltham, Massachusetts building lease entered into in January 2002. We expect to finance these improvements with a bank term loan. We made principal payments under our debt obligations of $1.4 million in 2001. At December 31, 2001, we had debt obligations of $1.1 million. In March 2002, we acquired Maret Pharmaceuticals, a development stage pharmaceutical company with clinical and pre-clinical programs focused in hematology, oncology and the prevention of serious diseases. We expect that this acquisition will increase our research and development and general and administrative spending in the future.

   The following table sets forth our contractual obligations as of December 31, 2001:

                                                                    Payment due by period
                                                -------------------------------------------------------------
                                         Total  (less than) 1 year 1-3 years 4-5 years (greater than) 5 years
                                        ------- ------------------ --------- --------- ----------------------
                                                                   (In thousands)
Long-term debt......................... $   907       $  625        $  282    $    --                  $   --
Capital lease obligations..............     349          125           122        102                      --
Operating leases.......................  13,991        2,996         5,925      3,275                   1,795
Series B convertible redeemable
 preferred stock.......................  60,000           --            --     60,000                      --
                                        -------       ------        ------    -------                  ------
Total contractual cash obligations..... $75,247       $3,746        $6,329    $63,377                  $1,795
                                        =======       ======        ======    =======                  ======

   In connection with our October 2001 preferred stock financing, we issued shares of our Series B convertible redeemable preferred stock that by its terms is required to be redeemed in October 2006, or, upon the occurrence of specified adverse events, may be required to be redeemed sooner as is more particularly described in Note 7 to our consolidated financial statements included in this report. Under the terms of our Series B convertible redeemable preferred stock agreements, we would be required to obtain the approval of the preferred stockholders prior to incurring indebtedness above specified amounts.

   In February 2002, we made a $372,000 deposit for a standby letter of credit related to our Waltham, Massachusetts building lease entered into in January 2002. The term of the standby letter of credit expires in 2009.

   We expect that our existing capital resources, including the funds from the October 2001 private equity financing, interest income and future payments due under our collaborative agreements will enable us to maintain current and planned operations at least through 2003. We expect to seek additional funds to continue our business activities beyond that time, and will seek to raise additional funding, as opportunities arise, from other collaborative arrangements or public or private financings, including sales of equity or debt securities. Any collaboration or licensing arrangements could result in limitations on our ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any equity financing could result in dilution to our then-existing stockholders.

   On February 9, 2001, we filed a registration statement on Form S-3 for a "shelf" registration, which was amended on March 21, 2001. Pursuant to the registration statement, we may offer up to $35.0 million of newly issued common stock. The registration statement became effective in March 2001. While we have no current plans to do so, we may in the future offer additional shares of common stock under our "shelf" registration statement in order to finance our operations. If we do, we cannot assure you that additional funds will be available on favorable terms, or at all, or that any funds, if raised, would be sufficient to permit us to continue to conduct our operations. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our research programs.

   We have not generated significant taxable income to date. At December 31, 2001, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $54.0 million. Because we have experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2021 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce our federal income tax liabilities.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). We adopted SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. As we do not currently engage in hedging activities or hold derivatives, the adoption of SFAS 133 had no impact on our financial condition and results of operations.

   In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to be met in order to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill acquired after June 30, 2001; therefore, the goodwill resulting from the acquisition of Althexis will not be amortized.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We expect to adopt SFAS 144 in the first quarter of 2002, effective January 1, 2002. Adoption of SFAS 144 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about our market risk disclosure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our cash in commercial paper and corporate debt securities which bear minimal risk. The fair value of our investment in marketable securities at December 31, 2001 was $2.1 million, with a weighted-average maturity of 598 days and a weighted-average interest rate of 2.74%. The fair value of our investments in marketable securities at December 31, 2000 was $8.8 million, with a weighted-average maturity of 210 days and a weighted-average interest rate of 6.77%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, these gains or losses would not be realized unless the investments are sold prior to maturity.

FOREIGN CURRENCY EXCHANGE RISK

   At this time, we do not participate in any foreign currency exchange activities, therefore, are not subject to risk of gains or losses for changes in foreign exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

   The consolidated financial statements of Essential Therapeutics, Inc. are filed as a part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information required by this item will be contained in our Notice of 2002 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information required by this item will be contained in our Notice of 2002 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Information required by this item will be contained in our Notice of 2002 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by this item will be contained in our Notice of 2002 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A) DOCUMENTS FILED AS PART OF FORM 10-K:

   1) Financial Statements.

   The following consolidated financial statements of Essential Therapeutics, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

   .  Report of Ernst & Young LLP, Independent Auditors

   .  Consolidated Balance Sheets as of December 31, 2001 and 2000

   . Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999

   . Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

   . Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

   .  Notes to Consolidated Financial Statements (pages F-1 to F-23).

   2) Financial Statement Schedules.

   None. All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

   3) List of Exhibits.

   The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

  2.4    Agreement and Plan of Merger between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc., dated
         July 27, 2001.(15)

  3.1    Restated Certificate of Incorporation of the Registrant.(1)

  3.2    Amendment to the Registrant's Certificate of Incorporation filed with the Secretary of State of the State of
         Delaware on October 24, 2001.(14)

  3.3    Certificate of Designations of Series B Convertible Redeemable Preferred Stock.(15)

  3.4    Bylaws of the Registrant.(1)

  3.5    Certificate of Amendment to the Bylaws, dated October 24, 2001.

  4.1    Form of Common Stock Certificate.(1)

  4.2    Form of Preferred Stock Certificate.(16)

  10.1   Information and Registration Rights Agreement, dated June 29, 1994 as amended.(1)

  10.2   1993 Amended Incentive Stock Plan.(1)

  10.3   1996 Employee Stock Purchase Plan.(1)

  10.4   Amendment to 1996 Employee Stock Purchase Plan, dated October 18, 2001.(5)

  10.5   401(k) Plan.(1)

  10.6   The Althexis Company, Inc. 1999 Stock Option Plan.(4)

  10.7   First Amendment to The Althexis Company, Inc. 1999 Stock Option Plan.(4)

  10.8   2001 Incentive Stock Plan.(17)

EXHIBITS DESCRIPTION
-------- -----------
 10.9    1996 Director Option Plan.(1)

 10.10*  Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the
         R.W. Johnson Pharmaceutical Research Institute, dated October 24, 1995.(1)

 10.11*  Joint Research Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated November 6,
         1995.(1)

 10.12*  Collaborative Research Agreement between the Registrant and Pfizer Inc., dated March 1, 1996.(1)

 10.13*  License and Royalty Agreement between the Registrant and Pfizer Inc., dated March 1, 1996.(1)

 10.17   Form of Indemnification Agreement between the Registrant and its Officers and Directors.(1)

 10.18   Employment Agreement, dated January 31, 1994 between the Registrant and James E. Rurka.(1)

 10.19   Employment Agreement, dated December 23, 1992 between the Registrant and Keith A. Bostian, Ph.D.(1)

 10.20   Lease Agreement commencing November 1, 1996 between the Registrant and Logue Investments L.P., a
         California limited partnership.(3)

 10.24   Consulting Agreement, dated January 14, 1998 between the Registrant and Keith Bostian, Ph.D.(6)

 10.25   Lease Agreement between the Registrant and Portola Land Co., dated May 11, 1998.(7)

 10.26   Promissory Note between the Registrant and Heller Financial Leasing, Inc., dated December 22, 1998.(9)

 10.27   Security Agreement between the Registrant and Heller Financial Leasing, Inc., dated December 22, 1998.(9)

 10.28*  Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated October 23, 1998.(9)

 10.29*  Collaborative Research Agreement between the Registrant and Pfizer Inc., dated January 13, 1999.(9)

 10.30*  License and Royalty Agreement between the Registrant and Pfizer Inc., dated January 13, 1999.(9)

 10.31   Preferred Shares Rights Agreement, dated February 2, 1999, between the Registrant and Chase Mellon
         Shareholder Services, L.L.C.(8)

 10.32*  Amendment to Joint Research Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated
         February 4, 2000.(10)

 10.33*  Amendment to Collaborative Research Agreement between the Registrant and Pfizer Inc., dated March 1,
         2000.(10)

 10.34*  Research Agreement by and between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated May 8,
         2000.(11)

 10.35*  Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated December 19, 2000.(18)

 10.36   Form of Severance Agreement between the Registrant and each of Donald H. Huffman, George H. Miller, Ph.D.,
         Robert D. Testorff and Robert B. Kammer, M.D., dated March 2001.(12)

 10.37   Form of Amended and Restated Severance Agreement between the Registrant and each of Donald H. Huffman,
         George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D., dated March 2001.(13)

 10.38*  Collaborative Research and License Agreement between the Registrant and NAEJA Pharmaceutical, Inc., dated
         January 15, 2001.(13)

 10.39   Form of Subscription Agreement between the Registrant and each purchaser of Series B Convertible Redeemable
         Preferred Stock, dated July 27, 2001.(14)

 10.40   Form of Voting Agreement between the Registrant and each purchaser of Series B Convertible Redeemable
         Preferred Stock, dated October 24, 2001.(14)

 10.41+  Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated December 17, 2001.

EXHIBITS DESCRIPTION
-------- -----------
 10.42   Consulting Agreement between the Registrant and John P. Walker, dated December 11, 2001.

 10.43   Option Agreement between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc. with regard to
         Althexis common stock, dated July 27, 2001.(15)

 10.44   Option Agreement between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc. with regard to the
         Microcide common stock, dated July 27, 2001.(15)

 10.45   Indemnification Agreement between Microcide Pharmaceuticals, Inc. and David Schnell, dated July 27, 2001.

 10.46   Severance Agreement between Paul J. Mellett and Microcide Pharmaceuticals, Inc., dated July 27, 2001.

 10.47   Severance Agreement between Mark Skaletsky and Microcide Pharmaceuticals, Inc., dated July 27, 2001.

 10.48   First Amended and Restated Executive Stock Purchase Agreement by and among The Althexis Company, Inc.,
         Paul J. Mellett and Mark Skaletsky, as President and Escrow Holder, dated July 27, 2001.

 10.49   First Amended and Restated Executive Stock Purchase Agreement by and among The Althexis Company, Inc.,
         Mark Skaletsky and Paul J. Mellett, as Assistant Secretary and Escrow Holder, dated July 27, 2001.

 10.50   Consulting Agreement between the Registrant and John P. Walker, dated as of January 1, 2001.(18)

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1    Power of Attorney (included in signature page).

--------
 (1) Incorporated by reference to Registrant's Registration Statement on Form S-1, file no. 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.
 (2) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission and dated January 29, 1998.
 (3) Incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 1996, filed with the Securities and Exchange Commission and dated November 8, 1996.
 (4) Incorporated by reference to Registrant's Form S-8 filed with the Securities and Exchange Commission and dated November 15, 2001.
 (5) Incorporated by reference to Registrant's Form S-8 filed with the Securities and Exchange Commission and dated November 1, 2001.
 (6) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission and dated March 31, 1998.
 (7) Incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission and dated August 14, 1998.
 (8) Incorporated by reference to Registrant's Form 8-A filed with the Securities and Exchange Commission and dated February 4, 1999.
 (9) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission and dated March 31, 1999.
(10) Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission and dated June 19, 2000.
(11) Incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2000, filed with the Securities and Exchange Commission and dated August 14, 2000.
(12) Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001, filed with the Securities and Exchange Commission and dated May 15, 2001.
(13) Incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2001, filed with the Securities and Exchange Commission and dated August 14, 2001.
(14) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission and dated October 24, 2001.
(15) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission and dated July 27, 2001.

(16) Incorporated by reference to Registrant's Form S-3 filed with the Securities and Exchange Commission and dated November 21, 2001.
(17) Incorporated by reference to the Registrant's Definitive Proxy Statement as filed with the Securities and Exchange Commission and dated May 18, 2001.
(18) Incorporated by reference to the Registrant's Form 10-K/A for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission and dated March 31, 2001.
--------
*  Confidential Treatment granted
+  Confidential Treatment requested

(B) REPORTS ON FORM 8-K:

 (1) Essential filed on November 8, 2001, a Current Report on Form 8-K dated October 24, 2001 with the SEC in connection with its acquisition of Althexis on October 24, 2001.
 (2) Essential filed on December 18, 2001, an Amended Current Report on Form 8-K/A dated October 24, 2001 with the SEC to include certain financial statements.

                                  SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ESSENTIAL THERAPEUTICS, INC.

                                                 /s/  MARK SKALETSKY
                                          By: _______________________________
                                                       MARK SKALETSKY
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

                                          Date: March 29, 2002

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Skaletsky, attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may cause to be done by virtue hereof.

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                  DATE
          ---------                       -----                  ----

     /s/  MARK SKALETSKY      Chairman of the Board of      March 29, 2002
-----------------------------  Directors, President, Chief
       MARK SKALETSKY          Executive Officer and a
                               Director (Principal
                               Executive Officer)

    /s/  PAUL J. MELLETT      Chief Financial Officer and   March 29, 2002
-----------------------------  Treasurer (Principal
       PAUL J. MELLETT         Financial Officer)

----------------------------- Director                      March 29, 2002
       RICHARD ALDRICH

      /s/  KATE BINGHAM       Director                      March 29, 2002
-----------------------------
        KATE BINGHAM

 /s/  CHARLES W. NEWHALL III  Director                      March 29, 2002
-----------------------------
   CHARLES W. NEWHALL III

     /s/  JAMES E. RURKA      Director                      March 29, 2002
-----------------------------
       JAMES E. RURKA

     /s/  DAVID SCHNELL       Director                      March 29, 2002
-----------------------------
        DAVID SCHNELL

----------------------------- Director                      March 29, 2002
       JOHN P. WALKER

                         ESSENTIAL THERAPEUTICS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            Report of Ernst & Young LLP, Independent Auditors.. F-2

            Consolidated Financial Statements:
               Consolidated Balance Sheets..................... F-3
               Consolidated Statements of Operations........... F-4
               Consolidated Statement of Stockholders' Equity.. F-5
               Consolidated Statements of Cash Flows........... F-6
               Notes to Consolidated Financial Statements...... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Essential Therapeutics, Inc.

   We have audited the accompanying consolidated balance sheets of Essential Therapeutics, Inc. (formerly Microcide Pharmaceuticals, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essential Therapeutics, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 1 to the consolidated financial statements, in 2000, the Company changed its method of accounting for revenue recognition.

                                          /S/  ERNST & YOUNG LLP

Palo Alto, California
February 12, 2002

                         ESSENTIAL THERAPEUTICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      December 31,
                                                                                                   ------------------
                                                                                                     2001      2000
                                                                                                   --------  --------
                                             ASSETS
Current assets:
   Cash and cash equivalents...................................................................... $ 57,469  $  3,744
   Short-term investments.........................................................................    2,065     8,845
   Trade and other receivables....................................................................    5,403     7,575
   Prepaid expenses and other current assets......................................................      518       321
                                                                                                   --------  --------
Total current assets..............................................................................   65,455    20,485
Property and equipment, net.......................................................................    5,538     5,856
Goodwill..........................................................................................    6,276        --
Other assets......................................................................................      775       857
                                                                                                   --------  --------
                                                                                                   $ 78,044  $ 27,198
                                                                                                   ========  ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................................... $  1,284  $    566
   Accrued compensation...........................................................................    2,210       879
   Current portion of notes payable...............................................................      668     1,597
   Accrued merger and financing costs.............................................................      700        --
   Deferred revenue...............................................................................    3,579     7,323
   Other accrued liabilities......................................................................    1,196       906
                                                                                                   --------  --------
Total current liabilities.........................................................................    9,637    11,271
Long-term portion of notes payable................................................................      456       309
Accrued rent......................................................................................      395       294
Series B convertible redeemable preferred stock, par value $0.001; 60,000 shares authorized at
 December 31, 2001; 60,000 shares issued and outstanding at December 31, 2001; aggregate
 liquidation redemption rights of $90,000 (net of deemed dividend and issuance costs).............   51,775        --
Stockholders' equity:
   Preferred stock, par value $0.001; 5,000,000 shares authorized; 60,000 Series B shares issued
    and outstanding...............................................................................       --        --
   Common stock, par value $0.001; 50,000,000 shares authorized, 16,752,723 and 11,410,847
    shares issued and outstanding at December 31, 2001 and 2000, respectively.....................       17        12
   Additional paid-in capital.....................................................................   99,800    68,471
   Deferred compensation..........................................................................   (2,692)       --
   Notes receivable from stockholders.............................................................     (231)       --
   Accumulated deficit............................................................................  (81,113)  (53,188)
   Accumulated other comprehensive income.........................................................       --        29
                                                                                                   --------  --------
      Total stockholders' equity..................................................................   15,781    15,324
                                                                                                   --------  --------
                                                                                                   $ 78,044  $ 27,198
                                                                                                   ========  ========

                            SEE ACCOMPANYING NOTES

                         ESSENTIAL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Years Ended December 31,
                                                                        ----------------------------
                                                                          2001      2000      1999
                                                                        --------  --------  --------
Revenues:
   Research revenues................................................... $  5,557  $  5,684  $  7,113
   Milestone revenues..................................................    5,109        58     2,000
   Other revenues......................................................       --       122       335
                                                                        --------  --------  --------
Total revenues.........................................................   10,666     5,864     9,448

Operating expenses:
   Research and development............................................   18,518    16,082    17,288
   General and administrative..........................................    6,002     4,353     3,956
   Purchased in-process research and development.......................   14,745        --        --
                                                                        --------  --------  --------
Total operating expenses...............................................   39,265    20,435    21,244
                                                                        --------  --------  --------
Loss from operations...................................................  (28,599)  (14,571)  (11,796)
Interest and other income..............................................      817     1,110     1,395
Interest and other expense.............................................     (143)     (251)     (345)
                                                                        --------  --------  --------
Net loss before cumulative effect of change in accounting principle....  (27,925)  (13,712)  (10,746)
Cumulative effect of change in accounting principle....................       --      (233)       --
                                                                        --------  --------  --------
Net loss...............................................................  (27,925)  (13,945)  (10,746)
Accretion of deemed dividend to Series B preferred stockholders........     (284)       --        --
                                                                        --------  --------  --------
Net loss allocable to common stockholders.............................. $(28,209) $(13,945) $(10,746)
                                                                        ========  ========  ========
Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle.... $  (2.28) $  (1.21) $  (0.97)
Cumulative effect of change in accounting principle....................       --     (0.02)       --
                                                                        --------  --------  --------
Net loss per common share.............................................. $  (2.28) $  (1.23) $  (0.97)
                                                                        ========  ========  ========
Pro forma amounts assuming accounting change was applied retroactively:
   Net loss............................................................ $(28,209) $(13,945) $ (9,983)
                                                                        ========  ========  ========
   Basic and diluted net loss per common share......................... $  (2.28) $  (1.23) $  (0.90)
                                                                        ========  ========  ========
Shares used in computing basic and diluted net loss per common share...   12,359    11,320    11,085


                            SEE ACCOMPANYING NOTES

                         ESSENTIAL THERAPEUTICS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           Notes      Accumulated
                                                    Additional                           Receivable      Other         Total
                                             Common  Paid-In     Deferred   Accumulated     From     Comprehensive Stockholders'
                                             Stock   Capital   Compensation   Deficit   Stockholders Income (Loss)    Equity
                                             ------ ---------- ------------ ----------- ------------ ------------- -------------
Balances at December 31, 1998...............  $11    $66,891     $  (464)    $(28,497)     $  --         $ (3)       $ 37,938
Net loss....................................   --         --          --      (10,746)        --           --         (10,746)
Net unrealized loss on securities available-
 for-sale...................................   --         --          --           --         --          (63)            (63)
                                                                                                                     --------
Comprehensive loss..........................                                                                          (10,809)
Issuance of 48,406 shares of common
 stock under the employee stock
 purchase plan..............................   --        160          --           --         --           --             160
Issuance of 29,679 shares of common
 stock due to options exercised by
 employees and consultants..................   --         50          --           --         --           --              50
Issuance of 51,275 shares of common stock
 under vendor warrant agreements............   --         --          --           --         --           --              --
Amortization of deferred compensation.......   --         --         464           --         --           --             464
                                              ---    -------     -------     --------      -----         ----        --------
Balances at December 31, 1999...............   11     67,101          --      (39,243)        --          (66)         27,803
Net loss....................................   --         --          --      (13,945)        --           --         (13,945)
Net unrealized gain on securities available-
 for-sale...................................   --         --          --           --         --           95              95
                                                                                                                     --------
Comprehensive loss..........................                                                                          (13,850)
Issuance of 26,191 shares of common
 stock under the employee stock
 purchase plan..............................   --        192          --           --         --           --             192
Issuance of 237,867 shares of common
 stock due to options exercised by
 employees and consultants..................    1      1,178          --           --         --           --           1,179
                                              ---    -------     -------     --------      -----         ----        --------
Balances at December 31, 2000...............   12     68,471          --      (53,188)        --           29          15,324
Net loss....................................   --         --          --      (27,925)        --           --         (27,925)
Net unrealized loss on securities available-
 for-sale...................................   --         --          --           --         --          (29)            (29)
                                                                                                                     --------
Comprehensive loss..........................                                                                          (27,954)
Issuance of 5,188,026 shares of common
 stock pursuant to the October 24, 2001
 acquisition of The Althexis Company, Inc...    5     23,027      (2,710)          --         --           --          20,322
Issuance of 68,890 shares of common
 stock under the employee stock
 purchase plan..............................   --        176          --           --         --           --             176
Issuance of 84,960 shares of common
 stock due to options exercised by
 employees and consultants..................   --        191          --           --         --           --             191
Deferred compensation.......................   --        219        (219)          --         --           --              --
Amortization of deferred compensation.......   --         --         237           --         --           --             237
Deemed dividend to Series B preferred
 stockholders...............................   --      8,000          --           --         --           --           8,000
Accretion of deemed dividend................   --       (267)         --           --         --           --            (267)
Accretion of preferred stock issuance costs.   --        (17)         --           --         --           --             (17)
Notes receivable from stockholders..........   --         --          --           --       (231)          --            (231)
                                              ---    -------     -------     --------      -----         ----        --------
Balances at December 31, 2001...............  $17    $99,800     $(2,692)    $(81,113)     $(231)        $ --        $ 15,781
                                              ===    =======     =======     ========      =====         ====        ========

                            SEE ACCOMPANYING NOTES

                         ESSENTIAL THERAPEUTICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Years Ended December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
   CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss.................................... $(27,925) $(13,945) $(10,746)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization............    2,192     2,515     2,636
      Amortization of deferred compensation....      237        --       464
      Purchased in-process research and
       development.............................   14,745        --        --
      Accrued rent.............................      101        37       130
      Loss on fixed assets disposal............      174        --        --
      Changes in assets and liabilities:
         Trade and other receivables...........    3,073    (7,436)      (28)
         Prepaid expenses and other
          current assets.......................       38       (17)      175
         Other assets..........................      142        71        25
         Accounts payable......................      343       208      (284)
         Accrued compensation..................      821      (105)       64
         Other accrued liabilities.............      (68)      211       173
         Deferred revenue......................   (3,856)    6,936        87
                                                --------  --------  --------
   Net cash used in operating activities.......   (9,983)  (11,525)   (7,304)
                                                --------  --------  --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Short-term loan to Althexis prior to
    acquisition................................     (402)       --        --
   Direct costs of Althexis acquisition........     (408)       --        --
   Purchase of short-term investments..........   (5,999)   (7,542)  (32,280)
   Maturities of short-term investments........   12,750    18,000    38,407
   Capital expenditures........................     (665)     (779)     (473)
                                                --------  --------  --------
   Net cash provided by investing
    activities.................................    5,276     9,679     5,654
                                                --------  --------  --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease
    obligations................................       (3)       (4)      (41)
   Principal payments on equipment
    financing..................................   (1,423)   (1,437)   (1,088)
   Proceeds from debt financing................       --        --       435
   Proceeds from Series B convertible
    redeemable preferred stock, net of
    issuance costs.............................   59,491        --        --
   Proceeds from issuances of common stock.....      367     1,371       210
                                                --------  --------  --------
   Net cash provided by (used in)
    financing activities.......................   58,432       (70)     (484)
                                                --------  --------  --------
   Net increase (decrease) in cash and
    cash equivalents...........................   53,725    (1,916)   (2,134)
   Cash and cash equivalents at beginning
    of period..................................    3,744     5,660     7,794
                                                --------  --------  --------
   Cash and cash equivalents at end of
    period..................................... $ 57,469  $  3,744  $  5,660
                                                ========  ========  ========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid............................... $    121  $    251  $    345
                                                ========  ========  ========
   SUPPLEMENTAL DISCLOSURE OF ALTHEXIS
   ACQUISITION:
   Tangible assets acquired.................... $  3,457
   Liabilities assumed.........................   (3,228)
   Goodwill acquired...........................    6,277
   Acquisition costs incurred..................     (929)
   Purchased in-process research and
    development................................   14,745
   Deferred compensation assumed...............    2,710
   Common stock issued.........................  (23,032)

                            SEE ACCOMPANYING NOTES

                         ESSENTIAL THERAPEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION AND BASIS OF PRESENTATION

   Essential Therapeutics, Inc. (formerly known as Microcide Pharmaceuticals, Inc.) (referred to herein as either the Company or Essential) is a biopharmaceutical company committed to the discovery, development and commercialization of new classes of pharmaceutical products. Essential has broad-based antibiotic and antifungal discovery and development programs with a significant product pipeline. Our three research platforms address the growing problems of antibiotic resistance and the need for improved antifungal therapeutics. Essential's Novel Cephalosporin Platform targets serious gram-positive multi-drug resistant infections. The Efflux Pump Inhibitor Platform targets gram-negative infections as well as serious fungal infections. The Company's Structure-Based Drug Design Platform focuses on novel cell wall biosynthesis inhibitors with intrinsic activity against a broad spectrum of resistant organisms.

   Essential anticipates working on a number of long-term development projects that involve experimental and unproven technology. The projects require many years and substantial expenditures to complete, and may ultimately be unsuccessful. Therefore, Essential will need to obtain additional funds from outside sources to continue its research and development activities, fund operating expenses, pursue regulatory approvals and build production, sales and marketing capabilities, as necessary.

   On October 24, 2001, Essential completed the acquisition of The Althexis Company, Inc. (Althexis), as a result of which Althexis became a wholly owned subsidiary of Essential. The acquisition was accounted for under the purchase method of accounting. The consolidated financial statements discussed herein reflect the inclusion of the results of Althexis from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

   Simultaneously with the acquisition of Althexis, Essential completed an equity financing by way of a private placement of an aggregate of 60,000 shares of its Series B convertible redeemable preferred stock for a total purchase price of $60.0 million to a number of venture capital investors. In addition, the Company changed its name from Microcide Pharmaceuticals, Inc. to Essential Therapeutics, Inc. to better reflect the business strategy and operations of the combined company resulting from the acquisition of Althexis.

   In January 1998, Essential formed Iconix Pharmaceuticals, Inc. (Iconix), a biotechnology company that seeks to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. At December 31, 2001, Essential held approximately 20% of Iconix's outstanding equity, or 18% on a fully diluted basis. Essential accounts for its investment using the equity method of accounting and since Essential's investment has a zero book basis, the losses of Iconix do not impact Essential's statement of operations.

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

   Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2001 and 2000, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders' equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


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

 GOODWILL

   Goodwill resulted from the acquisition of Althexis in October 2001, and represents the excess of the purchase price over the fair value of the net identifiable assets acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, which directed that goodwill and indefinite lived intangible assets will no longer be amortized, but will be reviewed at least annually for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Accordingly, the goodwill acquired pursuant to the merger has not been amortized. The Company will review the carrying value of the goodwill on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future, the Company will measure the amount of the impairment based on future discounted cash flows.

 REVENUE RECOGNITION

   Revenues related to research contracts are recognized over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis and the Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which is generally recognized on a ratable basis as the research services are performed. Deferred revenue may result when the Company receives funding prior to commencing research efforts, or when the Company has not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Nonrefundable license payments received at the inception of a collaboration agreement are recognized over the expected research term on a ratable basis. Milestone payments that are "at risk" at the inception of a collaborative effort are recognized upon the achievement of the milestone, such as selection of candidates for drug development following a screening effort, the commencement of clinical trials or receipt of regulatory approvals. The Company reports other revenues which principally relate to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs.

   Essential previously recognized nonrefundable upfront license fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Effective January 1, 2000, the Company changed its method of accounting for nonrefundable license fees to recognize such fees over the term of the related research collaboration agreement. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements. The $233,000 cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue that would be recognized as revenue over the remaining contractual term of the collaborative research and development agreement. During the year ended December 31, 2000, Essential recognized $200,000 in revenue that was included in the cumulative effect adjustment as of January 1, 2000, which had the effect of decreasing the net loss by the same amount. For the year ended December 31, 2000, the impact of the change in accounting was to increase the loss before cumulative effect of the accounting change by $3.3 million, or $0.29 per share, comprised of $3.5 million of upfront license fees which would have been recognized as revenue upon receipt under the Company's prior accounting policy, offset by the $200,000 recognized from the cumulative effect adjustment. The remainder of the deferred revenue related to the cumulative effect was recognized as revenue in the quarter ended March 31, 2001. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactive to prior periods.

 RESEARCH AND DEVELOPMENT EXPENSES

   Essential's research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, contract research services, lab supplies, facilities costs and outside services. The Company's research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $18.5 million, $16.1 million and $17.3 million, respectively.

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


 DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS

   In connection with the $60.0 million private equity funding completed in October 2001, Essential recorded an $8.0 million discount associated with the beneficial conversion element of the preferred stock sold as of the closing date of October 24, 2001. The $8.0 million discount has been accounted for as a deemed dividend to the preferred stockholders and is being accreted on a straight-line basis through 2006, the contractual redemption date of the preferred stock.

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

   Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS 123 and Emerging Issues Task Force, or EITF, 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is periodically re-measured as the underlying options vest.

   Deferred compensation, which relates primarily to the intrinsic value of unvested stock options and restricted stock assumed in the acquisition of Althexis, is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options or restricted stock using the straight-line method.

 NET LOSS PER SHARE

   The Company's basic and diluted net loss per share amounts have been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average shares outstanding which are subject to Essential's right of repurchase.

   The following table presents the calculation of basic and diluted net loss per share for each year:

                                                                                     December 31,
                                                                         ------------------------------------
                                                                            2001          2000        1999
                                                                          --------      --------    --------
                                                                         (In thousands, except per share data
Net loss allocable to common stockholders............................... $(28,209)     $(13,945)   $(10,746)
Basic and diluted:
Weighted-average shares of common stock outstanding.....................   12,482        11,320      11,085
Less: weighted-average shares subject to repurchase.....................     (123)           --          --
                                                                          --------      --------    --------
Weighted-average shares used in computing basic and diluted net loss per
 common share...........................................................   12,359        11,320      11,085
                                                                          ========      ========    ========
Basic and diluted net loss per common share............................. $  (2.28)     $  (1.23)   $  (0.97)
                                                                          ========      ========    ========

   Had the Company been in a net income position, diluted earnings per share for 2001, 2000 and 1999 would have included an additional 173,000, 455,000, and 226,000 shares, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method).

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


 COMPREHENSIVE INCOME

   In accordance with Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," or SFAS 130, the Company presents comprehensive income (loss) and its components in the Consolidated Statement of Stockholders' Equity.

 SEGMENT INFORMATION

   The Company operates in a single segment, the discovery, development and commercialization of pharmaceutical products.

 OTHER RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company adopted SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments. As Essential does not currently engage in hedging activities or hold derivatives, the adoption of SFAS 133 had no impact on Essential's financial condition and results of operations.

   In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to be met in order to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill acquired after June 30, 2001; therefore, the goodwill resulting from the acquisition of Althexis will not be amortized.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with transition provisions for assets "held for sale" that were initially recorded under previous models (APB 30 or SFAS
121) and do not meet the new "held for sale" criteria. The Company expects to adopt SFAS 144 as of January 1, 2002 and does not expect the adoption to have a material impact on the Company's financial position or results of operations.

 RECLASSIFICATIONS

   Certain reclassifications of prior year amounts have been made to conform to current year presentation.

2.  ACQUISITION OF THE ALTHEXIS COMPANY, INC.

   In October 2001, Essential completed its acquisition of The Althexis Company, Inc. Althexis is a biopharmaceutical company whose drug discovery programs include the use of structure-based drug design ("SBDD"), a method of drug discovery that exploits atomic-level information about potential disease targets, and a target validation system known as ACTT. Essential management believes that the combination of its drug discovery programs and product development opportunities with Althexis' proprietary target validation system and structure-based drug design skills will accelerate the Company's multiple drug development programs in infectious disease. The total purchase price, including transaction costs,

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

was $21.3 million. The acquisition of Althexis was structured as a tax-free share exchange and was accounted for under the purchase method of accounting. Essential issued a total of 5,188,026 shares of its common stock in exchange for all of the outstanding capital stock of Althexis. Essential also assumed outstanding stock options, which were exercisable for approximately 362,169 shares of Essential common stock. The value of the common stock issued in connection with the acquisition of $19.7 million was calculated using a fair value of $4.17 per share, less $1.9 million allocated to deferred compensation related to 658,154 restricted common shares. This per share fair value represents the average closing price of the Company's common stock on and about July 27, 2001, the date of the Merger Agreement. The value of the common stock issuable upon exercise of Althexis options of $0.6 million was calculated using the Black-Scholes method (using a fair value of $3.86 per share), less $0.8 million allocated to deferred compensation related to unvested options to purchase 257,047 common shares. The consolidated financial statements include Althexis' operating results from the date of acquisition.

   The acquisition resulted in the recording of approximately $6.3 million of purchased goodwill and a one-time charge of $14.7 million for purchased in-process research and development. The fair value assigned to purchased in-process research and development was estimated by discounting, to present value, the cash flows expected to result from each purchased in-process research and development project once it has reached commercial feasibility. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the in-process research and development. The discount rates used to discount projected cash flows range from 35% to 55%, depending on the estimated stage of completion each project had achieved up to the date of the merger agreement, the risk related with each program, and the weighted average cost of capital for Althexis at the time of the merger.

   The purchased in-process research and development of $14.7 million represents the value determined by the Company's management to be attributable to the technology acquired in the acquisition of Althexis. Of this amount, approximately $5.0 million is related to a broad spectrum antibiotic project being developed in collaboration with PLIVA, approximately $4.8 million is related to a second broad spectrum antibiotic project, approximately $2.6 million is related to the ACTT target validation project and approximately $2.3 million is related to a narrow spectrum antibiotic project. The values associated with these projects are based on discounted cash flows currently expected from the technologies acquired.

   As of the date of acquisition, Essential concluded that the Althexis technologies under development can be economically used only for their specific and intended purposes and that the purchased in-process research and development technology has no future alternative uses.

   The major risk associated with the timely completion and commercialization of products resulting from the purchased in-process research and development is the ability to confirm the safety and efficacy of the technology based on the data of both pre-clinical testing and long-term clinical trials. If these projects are not successfully developed, the value of the goodwill acquired may become impaired.

   The cost to acquire Althexis was allocated to the tangible and intangible assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price allocated to goodwill.

   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                 (In thousands)
                 Current assets.................    $ 1,784
                 Property and equipment.........      1,383
                 Other assets...................        290
                 Research and development assets     14,745
                 Goodwill.......................      6,277
                                                    -------
                    Total assets acquired.......     24,479

                 Current liabilities............     (2,929)
                 Long-term debt.................       (299)
                                                    -------
                    Total liabilities assumed...     (3,228)
                                                    -------
                    Net assets acquired.........    $21,251
                                                    =======

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


   The $14.7 million assigned to research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." Those assets were written off in purchased in-process research and development.

   The following unaudited pro forma summary presents the consolidated results of operations for the Company as if the acquisition had taken place on January 1, 2000, and excludes the write-off of in-process research and development of $14.7 million.

                                                              2001        2000
                                                            --------    --------
                                                            (In thousands, except
                                                               per share data)
Revenues................................................... $ 13,876    $ 10,689
Net loss allocable to common stockholders.................. $(16,288)   $(14,347)
Pro forma basic and diluted net loss per common share...... $  (0.98)   $  (0.87)

3.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

 JOHNSON & JOHNSON

   In October 1995, Essential entered into a research and development agreement with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or J&J, to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci. The agreement provided for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. J&J subsequently exercised its option to extend the research collaboration with respect to beta-lactam antibiotics for an additional year, which concluded at the end of 1999. J&J received exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by J&J, provided that the Company has the right to undertake certain co-promotion activities in North America, subject to J&J approval. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, J&J made a nonrefundable $3,000,000 upfront license payment to the Company, and an affiliate of J&J made an equity investment of $5,000,000. In November 1999, J&J made a $2,000,000 milestone payment in conjunction with J&J's commencement of cephalosporin Phase I clinical trials. In December 2000, the Company extended the original agreement with J&J one year to include the development of a new chemical series of cephalosporins with similar spectrum and potency, and with the potential for oral bioavailability. Under the terms of the agreement, J&J was obligated to pay a nonrefundable upfront license payment of $3,000,000 and $2,125,000 in research support for the additional one-year term. During 2001, Essential earned two milestones for the achievement of certain development goals relating to the Company's pre-clinical research to develop an orally-active, novel cephalosporin. In December 2001, the agreement term was extended for an additional year. Total revenue recognized under the agreement for the years ended December 31, 2001, 2000 and 1999 was $6,680,000, nil, and $3,384,000, respectively. The $3,000,000 license fee received in connection with the December 2000 extension was initially deferred and being recognized as revenue over the one-year extended research term. During the fourth quarter of 2001, the Company extended the period over which the $3,000,000 license fee is recognized by an additional 6 months (through
June 30, 2002) to reflect the estimated remaining research period.

   In December 2000, the Company signed a new research and license agreement with J&J. Under the terms of the agreement, Essential has provided J&J with access to its Natural Products Library for the purpose of screening for activity in various biological and therapeutic applications. The agreement provides for certain revenue payments, including an upfront license fee, a library access fee and additional research support payments for the two-year term of the agreement. Total revenue recognized under this agreement for the year ended December 31, 2001 was $558,000.

 DAIICHI PHARMACEUTICAL CO. LTD.

   In November 1995, Essential entered into a research and development agreement with Daiichi Pharmaceutical Co. Ltd. (Daiichi) to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi's quinolone

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

antibiotics to target gram-negative bacteria, including pseudomonas. Daiichi subsequently exercised its option to extend the research collaboration for an additional year, which concluded at the end of the first quarter of 1999. In February 2000, the agreement was amended to focus on advancing a particular class of efflux pump inhibitors for pre-clinical development. In May 2000, the Company and Daiichi agreed to continue joint research in this area for an additional year during which Daiichi provided research support payments, with the goal of selecting compounds for pre-clinical development. In May 2001, Essential announced the successful completion of this funded pre-clinical research phase. Daiichi will continue pre-clinical and clinical work on candidates resulting from the collaboration. Essential will receive milestone payments and royalties on worldwide sales of any marketed products resulting from the research. Total research revenue recognized under the agreements for the years ended December 31, 2001, 2000 and 1999 was $394,000, $1,496,000, and
$875,000, respectively.

 PFIZER INC.

   In March 1996, the Company entered into a research and development agreement with Pfizer Inc. (Pfizer) to implement genetics-based screening technology to identify and subsequently develop antibacterial products. The agreement provided for certain revenue payments, including payments for research and development costs for five years and for reaching certain research and development goals. In connection with the agreement, Pfizer made a $1,000,000 upfront license payment and a $5,000,000 equity investment. In March 2000, Pfizer and the Company amended the agreement to shift research focus from optimization of a lead compound series identified during the screening phase to a biology-focused investigation of the essential gene targets. In conjunction with this shift in focus, funding for the fifth year was at a reduced amount. This agreement concluded at the end of February 2001. Revenue recognized under the agreement for the years ended December 31, 2001, 2000 and 1999 was $364,000, $2,650,000, and $4,200,000, respectively.

   In January 1999, the Company expanded its existing antibiotic research collaboration with Pfizer to include a focused effort on new genetic targets for discovery of novel approaches to the control of bacterial infections in animals. The agreement provided for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. The funded research portion of this agreement ended in January 2002. Pfizer Veterinary Medicine is pursuing the product opportunities discovered during this collaboration. If specified research and development milestones are achieved, we would be entitled to receive specified milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products. Revenue recognized under the agreement for the years ended December 31, 2001, 2000 and 1999 was $630,000, $630,000, and $604,000, respectively.

 PLIVA PHARMACEUTICALS, D.D.

   Althexis, which was acquired by Essential on October 24, 2001, entered into a collaboration agreement with PLIVA Pharmaceuticals, d.d. (PLIVA) in December 1998 to combine PLIVA's scientific, drug development and financial resources with Althexis' unique expertise and experience in structure-based drug design
(SBDD) in order to discover, select, develop and commercialize novel antibiotic drugs worldwide. Under the terms of the collaboration, Althexis agreed to undertake specified research and license the resulting technology to PLIVA. PLIVA agreed to license certain of its technology to Althexis and received the right to commercialize any resulting products. Under the collaboration agreement, Althexis has received license fees, research support and milestone payments over the three-year term of the agreement's research plan. The research plan may be extended by mutual consent of both parties. In December 2001, the funded research portion of this agreement came to its natural conclusion. PLIVA and Essential are continuing to work together using SBDD to develop products based upon a novel cell wall biosynthesis target selected during the term of the collaboration. Revenue recognized under the agreement by Essential from October 24, 2001 through year-end was $528,000.

 SCHERING-PLOUGH ANIMAL HEALTH

   In October 2000, the Company signed a research and license agreement with Schering-Plough Animal Health (SPAH) for joint research to discover and develop improved veterinary antimicrobial drugs using Essential's technology and knowledge of bacterial efflux pumps and other resistance mechanisms that limit drug effectiveness. The agreement provides for an upfront license fee, payments for research and development costs for two years and milestone payments for reaching certain research

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

and development goals. SPAH will have worldwide rights to products resulting from the collaboration. In July 2001 the agreement was amended to increase the level of research at Essential funded by SPAH. In December 2001 the agreement was amended again, to further increase the level of research funding by SPAH. Revenue recognized under the agreement for the years ended December 31, 2001 and 2000 was $1,448,000 and $671,000, respectively.

   Costs related to research revenues under the above agreements for the years ended December 31, 2001, 2000 and 1999 approximated the related research revenue recognized (exclusive of license and milestone fees).

 ICONIX PHARMACEUTICALS, INC.

   In January 1998, Essential and Iconix entered into several collaborative agreements. Through the Core Technology Development and License Agreement, Essential and Iconix worked together over the three-year term to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. There were no costs recognized by Essential for the year ended December 31, 2001 for joint projects undertaken pursuant to this agreement. For the years ended December 31, 2000 and 1999, projects jointly undertaken pursuant to this agreement resulted in a cost to Essential of approximately $238,000 and $515,000, respectively, reduced by $4,000 and $130,000 for research services to Iconix, respectively. Through the Antiviral and Surrogate Genetics Research Collaboration, Iconix has applied its Surrogate Genetics technology to a number of viral disease targets in the search for novel inhibitors. Essential incurred research expenses pursuant to the antiviral collaboration of approximately $44,000, $1,528,000, and $1,873,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Essential is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the antiviral collaboration. If Essential were to develop a product using technology developed under the collaboration, the Company would be obligated to pay Iconix royalties on worldwide sales. Pursuant to the Support Services Agreement, Essential provided Iconix with facilities and various business support services for which Essential was reimbursed. For the years ended December 31, 2001, 2000 and 1999, Essential received approximately $1,198,000, $1,067,000, and $1,108,000, respectively, from Iconix pursuant to the Support Services Agreement which it treated as a reduction of expenses. Essential and Iconix did not extend the Core Technology Development and License Agreement or the Antiviral and Surrogate Genetics Research Agreement beyond January 2001, the scheduled conclusion. Essential continued to provide Iconix with facilities and various business support services through February 2002 for which the Company was reimbursed under an amended Support Services Agreement.

 NAEJA PHARMACEUTICAL INC.

   In July 2001, Essential entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to discover, develop and commercialize drugs based upon NAEJA's proprietary azole antifungals and Essential's proprietary fungal efflux pump inhibitor leads. Essential will have worldwide development and commercialization rights on azole antifungals, fungal efflux pump inhibitors and combinations thereof that result from the collaboration. The collaborative agreement provides for potential milestone payments and royalties to be paid by Essential to NAEJA. The milestone payments are contingent upon achieving specified research and product development milestones through product approval.

4.  PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                         December 31,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
                                                        (In thousands)
       Laboratory and office equipment............... $ 11,690  $ 10,526
       Leasehold improvements........................   10,056    10,071
                                                      --------  --------
                                                        21,746    20,597
       Less accumulated depreciation and amortization  (16,208)  (14,741)
                                                      --------  --------
       Property and equipment, net................... $  5,538  $  5,856
                                                      ========  ========

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


   Properties leased under capital leases are included above with a cost of approximately $507,000 and with accumulated amortization of approximately $141,000 and $9,000 at December 31, 2001 and 2000, respectively. The Company has entered into equipment financing arrangements with certain lenders. These financing arrangements are secured by specific property of the Company (see
Note 6).

5.  INVESTMENTS

   The following is a summary of available-for-sale securities as of:

                                                Available-For-Sale Securities
                                               -------------------------------
                                                           Gross
                                               Amortized Unrealized Estimated
                                                 Cost      Gains    Fair Value
                                               --------- ---------- ----------
                                                       (In thousands)
  December 31, 2001
  Cash equivalents and short-term investments:
  Money market funds..........................  $55,364     $--      $55,364
  Corporate debt securities...................    2,065      --        2,065
                                                -------     ---      -------
                                                $57,429     $--      $57,429
                                                =======     ===      =======

  December 31, 2000
  Cash equivalents and short-term investments:
  Money market funds..........................  $ 2,654     $--      $ 2,654
  Corporate debt securities...................    8,816      29        8,845
                                                -------     ---      -------
                                                $11,470     $29      $11,499
                                                =======     ===      =======

   Maturities of securities available-for-sale were as follows:

                                          As Of December 31,
                               -----------------------------------------
                                       2001                 2000
                               -------------------- --------------------
                               Amortized Estimated  Amortized Estimated
                                 Cost    Fair Value   Cost    Fair Value
                               --------- ---------- --------- ----------
                                            (In thousands)
       Due in less than 1 year  $55,364   $55,364    $ 9,681   $ 9,682
       Due in 1 to 2 years....    2,065     2,065      1,789     1,817
                                -------   -------    -------   -------
                                $57,429   $57,429    $11,470   $11,499
                                =======   =======    =======   =======

6.  LEASES AND DEBT FINANCING

   In December 1998, Essential borrowed $4.0 million under an equipment financing arrangement, the terms of which included a fixed interest rate of 9.55% per annum with a repayment term of 36 months. In December 1999, the Company borrowed an additional $435,000 at a fixed interest rate of 10.99% with a repayment term of 36 months. This loan is collaterized by property and equipment.

   In connection with the acquisition of Althexis, the Company assumed certain equipment financing and capital lease arrangements with an aggregate principal balance of $645,000 at the date of acquisition. Interest rates range from 7.39% to 14.4% and the loans are collaterized by property and equipment.

   The Company leases its Mountain View, California office and research facilities under various operating leases with terms expiring in 2005. The Company has options to extend the Mountain View, California facilities leases for an additional five

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

years. The Company leases its Waltham, Massachusetts office and research facility under an operating lease with a term expiring at the end of 2002.

   In January 2002, the Company entered into a building lease for a new location for its Waltham, Massachusetts office and research facility. The new facility lease commences in February 2002 and ends in March 2009. The terms provide for equal monthly payments and will be subject to increases.

   Future minimum payments on equipment loans and capital leases and minimum lease payments under noncancelable leases, including the new Waltham, Massachusetts facility lease entered into in January 2002, are as follows:

                                                   Equipment Operating
                                                   Financing  Leases
                                                   --------- ---------
                                                     (In thousands)
          Year ended December 31,
             2002.................................  $  750    $ 2,996
             2003.................................     306      2,914
             2004.................................      98      3,011
             2005.................................      58      2,484
             2006.................................      44        791
             Thereafter...........................      --      1,795
                                                    ------    -------
                Total minimum lease payments......   1,256    $13,991
                                                              =======
          Less amount representing interest.......    (132)
                                                    ------
          Present value of future minimum payments   1,124

          Less current portion....................    (668)
                                                    ------
          Long-term portion.......................  $  456
                                                    ======

   Rent expense for operating leases was approximately $1,490,000, $1,329,000, and $1,149,000, net of rental income of $909,000, $478,000, and $445,000 in
2001, 2000 and 1999, respectively.

7.  SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

   In October 2001, Essential completed an equity financing by way of a private placement of an aggregate of 60,000 shares of its Series B convertible redeemable preferred stock for a total purchase price of $60.0 million to a number of venture capital investors.

   The shares of Series B convertible redeemable preferred stock are convertible into shares of Essential common stock at a conversion price of $3.00 per share. The conversion price is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events, and is subject to weighted average anti-dilution adjustments to reduce dilution in certain circumstances. The holders of Series B preferred stock are entitled to receive dividends when and if declared by the Essential Board of Directors. No dividends may be paid or declared and set apart for payment on the common stock unless an equivalent amount per share, based on the relative stated values, has been paid or declared and set apart for payment on the Series B preferred stock.

   Any shares of Series B preferred stock outstanding are required to be redeemed in October 2006, the five-year anniversary of the closing, at a redemption price equal to 100% of the purchase price plus any declared and unpaid dividends. Each purchaser has the right to delay this mandatory redemption for a period of one year. If at any time following the second anniversary of the closing date (1) the closing bid price of the Essential common stock exceeds $20.00 per share for 40 consecutive trading days and (2) the registration statement registering the resale of shares of common stock issuable upon conversion of the preferred stock has been effective during the entire 40-trading day period, then Essential will have the option to redeem any shares of Series B preferred stock then outstanding at a redemption price equal to 100% of the purchase

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

price, plus any declared and unpaid dividends. In addition, the holders of the Series B preferred stock have the right to require Essential to redeem the preferred stock in cash at a price equal to 150% of the purchase price of the preferred stock then outstanding, plus any declared and unpaid dividends, in the event of a change of control of Essential or liquidation.

   In addition to the mandatory redemption provisions described in the previous paragraph, a holder of Series B preferred stock will have the right to require Essential to redeem such holder's Series B preferred stock in cash at a price equal to 100% of the purchase price of the preferred stock then outstanding, plus any declared and unpaid dividends, upon the occurrence of certain events, including, but not limited to, for any period of five consecutive trading days, there is no reported sale price of the common stock, the common stock ceases to be listed for trading, and failure by Essential to comply with certain limitations on indebtedness.

   Each holder of Series B preferred stock is entitled to the number of votes equal to the quotient obtained by dividing the Total Series B Votes (as defined below) by the total number of shares of Series B preferred stock outstanding, and shall have voting rights and powers equal to the voting rights and powers of the common stock and shall be entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company. Except as otherwise provided in the Company's certificate of incorporation or as required by law, the Series B preferred stock shall vote together with the common stock, at any annual or special meeting of the stockholders and not as a separate class, and may act by written consent in the same manner as the common stock. The term "Total Series B Votes" means the quotient obtaining by dividing (i) the product obtained by multiplying the total number of shares of Series B preferred stock outstanding by its stated value of $1,000, by (ii) the closing price of the Company's common stock on the Nasdaq National Market on its issuance date of $3.40 per share (subject to proportionate and equitable adjustment upon any stock split, stock dividend, reverse stock split or any other similar event with respect to the common stock).

   In the event of a liquidation, dissolution or winding up of Essential, whether voluntary or involuntary, the holders of preferred stock will be entitled to receive an amount per share of preferred stock equal to the purchase price, plus any declared and unpaid dividends before any payment is made or any assets distributed to the holders of common stock. After the liquidation preferences of the preferred stock are fully met, the holders of preferred stock will not be entitled to any further participation in any distribution of assets by Essential. Additionally, upon the liquidation, dissolution or other winding up of the affairs of Essential while any shares of preferred stock are outstanding, the holders of Series B preferred stock have the right to require Essential to redeem the preferred stock in cash at a price equal to 150% of the purchase price of the preferred stock then outstanding, plus any declared and unpaid dividends.

   In connection with the equity financing, the Company recorded an $8.0 million discount associated with the beneficial conversion element of the Series B preferred stock sold as of the closing date of October 24, 2001. The $8.0 million discount has been accounted for as a deemed dividend to the preferred shareholders and is being accreted on a straight-line basis through 2006, the contractual redemption date of the preferred stock. Issuance costs of $0.5 million are also being accreted through the redemption date.

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


8.  STOCKHOLDERS' EQUITY

 PREFERRED STOCK

   The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors may set rights and privileges of any preferred stock issued. In October 2001, the Company issued 60,000 shares of Series B convertible redeemable preferred stock in a private equity financing (see Note
7).

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

 1996 AMENDED EMPLOYEE STOCK PURCHASE PLAN

   At the Annual Shareholders' Meeting held on June 21, 2001, the shareholders approved the amendment of the 1996 Amended Employee Stock Purchase Plan (Purchase Plan), thereby increasing the number of shares of common stock reserved for issuance by 250,000 shares. The total number of shares of common stock now reserved for issuance under the Purchase Plan is 470,000.

   Under the Purchase Plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. At December 31, 2001, 254,586 shares of stock remained available for future purchase under the Purchase Plan.

 1996 DIRECTOR OPTION PLAN

   During 1996, the shareholders approved the 1996 Directors' Stock Option Plan (Director Plan). The Company has reserved 150,000 shares of common stock for issuance to non-employee directors pursuant to options granted under this Plan. The Director Plan provides for the automatic grant of an option (First Option) to purchase 16,000 shares of common stock to each non-employee director provided that such director was not an employee director of the Company immediately prior to becoming a non-employee director. Each non-employee director, whether or not eligible to receive a First Option, is automatically granted an option to purchase 4,000 shares of common stock (Subsequent Option) each year on the date of the Company's annual stockholders meeting, if on such date he or she has served on the Board for at least six months. First Options and Subsequent Options have terms of ten years. First Options vest and become exercisable as to 1/6th of the shares subject to the option six months after the date of grant, and as to 1/36th of the shares each month thereafter. Subsequent Options vest as to 1/12th of the shares subject to the option each month after the date of grant. The exercise prices of First Options and Subsequent Options are 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant. This plan was suspended by the Company's Board of Directors in November, 2001 pending a review of its provisions.

 INCENTIVE STOCK PLANS

   In connection with the acquisition of Althexis in October 2001, Essential assumed all outstanding options of Althexis, exercisable for 362,169 shares of Essential common stock, which had been issued under the Althexis Plan. At the time of the acquisition, options for 105,122 shares were fully vested. The remainder of the shares vest based upon the terms of the original awards, generally four years.

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

   At the Annual Shareholders' Meeting held on June 21, 2001, the shareholders approved the adoption of the 2001 Incentive Stock Plan (2001 Plan). The Company has reserved 550,000 shares of common stock for issuance under the 2001 Plan. On each January 1 following the 2001 Plan's adoption, the number of shares of common stock that may be issued shall be increased by the lesser of (i) 500,000 shares; (ii) 4% of the shares of common stock then outstanding; and (iii) such other lesser amount as determined by the Board of Directors.

   Under the 2001 Plan, options and stock purchase rights may be granted by the Board of Directors or its appointed committee to employees, directors and consultants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the grant date and nonstatutory options may be granted to employees, directors and consultants at exercise prices as determined by the Board of Directors or its appointed committee.

   At the Annual Shareholders' Meeting held on June 15, 2000, the shareholders approved the amendment of the 1993 Amended Incentive Stock Plan (1993 Plan), thereby increasing the number of shares of common stock reserved for issuance by 450,000. The total number of shares of common stock now reserved for issuance under the 1993 Plan is 3,030,000.

   Under the 1993 Plan, options and stock purchase rights may be granted by the Board of Directors to employees and consultants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the Board of Directors.

   Initial options under the Incentive Stock Plans, usually granted with an initial vesting date of the employee's date of hire, generally vest at the rate of 25% at the end of the first year with the remaining balance vesting ratably over the next three years. Stock award options are granted as determined by the Board of Directors, with a vesting schedule in which 1/48 of the total number of shares granted becomes exercisable one month from the date of grant and each subsequent 1/48 becomes exercisable each full month thereafter.

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


   Combined activity under the Director Option Plan and the Incentive Stock Plans was as follows:

                                Number Of  Range Of Exercise Weighted-Average
                                 Shares         Prices        Exercise Price
                                ---------  ----------------- ----------------
  Balance at December 31, 1998. 1,431,346   $0.20 - $14.00        $6.71
     Options granted...........   502,853   $3.94 - $ 6.97        $5.32
     Options exercised.........   (29,679)  $0.20 - $ 6.25        $1.70
     Options canceled..........  (282,333)  $0.38 - $12.25        $8.11
                                ---------
  Balance at December 31, 1999. 1,622,187   $0.20 - $14.00        $6.13
     Options granted...........   556,069   $4.94 - $22.00        $9.63
     Options exercised.........  (237,867)  $0.20 - $12.50        $4.95
     Options canceled..........  (160,194)  $2.50 - $16.88        $6.90
                                ---------
  Balance at December 31, 2000. 1,780,195   $0.20 - $22.00        $7.31
     Options granted........... 1,008,863   $3.04 - $ 7.63        $4.78
     Althexis options assumed..   362,169   $0.44 - $ 0.44        $0.44
     Options exercised.........   (84,960)  $0.20 - $ 6.25        $2.25
     Options canceled..........  (201,780)  $3.79 - $22.00        $6.82
                                ---------
  Balance at December 31, 2001. 2,864,487   $0.38 - $19.00        $5.74
                                =========

   Under the Althexis Plan, of the 353,600 options outstanding, 98,838 options were exercisable at December 31, 2001. At December 31, 2001, no shares remained available for grant under the Althexis Plan.

   Under the 2001 Plan, of the 262,083 options outstanding, 2,958 options were exercisable at December 31, 2001. At December 31, 2001, 287,917 shares remained available for grant under the 2001 Plan.

   Under the 1993 Plan, options to purchase 1,165,905 and 781,331 shares of common stock were exercisable at December 31, 2001 and 2000, respectively. At December 31, 2001, 18,454 shares remained available for grant under the 1993 Plan.

   Under the Director Plan, options to purchase 79,999 and 88,667 shares of common stock were exercisable at December 31, 2001 and 2000, respectively. At December 31, 2001, 61,334 shares remained available for grant under the Director Plan.

   The options outstanding at December 31, 2001 have been segregated into four ranges for additional disclosure as follows:

                            Options Outstanding                Exercisable Options
                ------------------------------------------- -------------------------
                                              Weighted-
                                               Average
                                              Remaining                  Weighted-
   Range Of               Weighted-Average Contractual Life               Average
Exercise Prices  Number   Exercise Prices     (In Years)     Number   Exercise Prices
--------------- --------- ---------------- ---------------- --------- ---------------
$0.375 - $ 2.50   511,600      $ 0.81            7.09         256,838     $ 1.17
$ 3.04 - $4.938   943,795        3.74            9.24         198,544       4.22
$ 5.00 - $ 8.00   856,462        6.45            8.19         459,850       6.22
$ 8.25 - $19.00   552,630       12.58            6.55         432,468      11.76
                ---------                                   ---------
                2,864,487        5.73            8.02       1,347,700       6.74
                =========                                   =========

 STOCK COMPENSATION

   The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

   Pro forma information regarding the net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following assumptions for 2001, 2000 and 1999: weighted-average volatility factor of 0.81, 0.82 and 0.7, respectively; no expected dividend payments; weighted-average risk-free interest rates in effect of 4.01%, 6.2% and 5.34%, respectively; and a weighted-average expected life of 3.7, 3.85 and 3.87 years, respectively.

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

   Based upon the above methodology, the weighted-average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $2.91, $5.96 and $2.93, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's pro forma information is as follows:

                                                                    December 31,
                                                      ----------------------------------------
                                                          2001          2000          1999
                                                      ------------  ------------  ------------
Net loss allocable to common stockholders as reported $(28,208,811) $(13,945,077) $(10,745,770)
Pro forma net loss................................... $(30,695,150) $(15,887,915) $(11,665,817)
Net loss per share as reported....................... $      (2.28) $      (1.23) $      (0.97)
Pro forma net loss per share......................... $      (2.48) $      (1.40) $      (1.05)

9.  NOTES RECEIVABLE FROM STOCKHOLDERS

   In October 2001, Essential completed its acquisition of Althexis and, as part of the exchange of all the outstanding capital stock of Althexis, issued 658,154 shares of Essential common stock in exchange for 576,065 shares of Althexis restricted common stock. Althexis sold the restricted common stock in April 2001 to certain officers in exchange for recourse loans totaling $231,000 bearing interest at 6% per annum. The restricted common stock was issued subject to a repurchase option that lapses generally over four years. The loan and related interest, which were assumed by Essential in the acquisition, are secured by a pledge of the shares issued and will be forgiven generally over four years so long as the officers remain employed by Essential. At December 31, 2001, 658,154 shares of common stock are subject to Essential's repurchase option.

10.  NOTES RECEIVABLE FROM RELATED PARTIES

   At December 31, 2001, the Company had notes receivable from employees in the amount of $558,000. These notes generally bear interest at 6%, are secured by property and are due within one year following termination of employment.

11.  INCOME TAXES

   As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $54,000,000, and federal research and development tax credits of approximately $600,000, all of which expire in the years 2008 through 2021. Utilization of the Company's net operating loss may be subject to substantial annual

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001

limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                        December 31,
                                                     ------------------
                                                       2001      2000
                                                     --------  --------
                                                       (In thousands)
       Deferred tax assets:
          Net operating loss carryforwards.......... $ 19,300  $ 13,700
          Research and other credits................      900       600
          Capitalized research expenses.............    1,100       500
          Other.....................................    2,200     4,800
                                                     --------  --------
       Total deferred tax assets....................   23,500    19,600
       Deferred tax liability:
          Book basis in acquired intangible assets..     (400)       --
       Valuation allowance..........................  (23,100)  (19,600)
                                                     --------  --------
       Net deferred tax assets...................... $     --  $     --
                                                     ========  ========

   Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,500,000 and $4,900,000 during the years ended December 31, 2001 and 2000, respectively.

12.  SUBSEQUENT EVENTS (UNAUDITED)

   In March 2002, Essential completed its acquisition of Maret Pharmaceuticals (Maret) in a stock-for-stock exchange. Maret is a development stage pharmaceutical company with clinical and pre-clinical programs focused in hematology, oncology and the prevention of serious infectious diseases. Maret's programs include a small molecule lead product for restoring blood cell counts following myeloablative therapies, currently in Phase I clinical trials. Potential clinical uses for the lead product candidate include the prevention of thrombocytopenia, anemia and infection in myelosuppressed patients following chemotherapy or bone marrow transplantation.

   The transaction will be accounted for under the purchase method of accounting, and the Company expects to incur a non-cash charge for acquired in-process research and development in the first quarter of 2002. In connection with the transaction, Essential issued 2 million shares of common stock in a tax-free exchange.

                         ESSENTIAL THERAPEUTICS, INC.

                               DECEMBER 31, 2001


13.  FINANCIAL RESULTS BY FISCAL QUARTERS (UNAUDITED)

                                                     2001                                2000
                                     -----------------------------------  ----------------------------------
                                      First   Second    Third    Fourth    First   Second    Third   Fourth
                                     -------  -------  -------  --------  -------  -------  -------  -------
                                                     (In thousands, except per share amounts)
Total revenues...................... $ 2,662  $ 1,853  $ 2,923  $  3,228  $ 1,183  $ 1,571  $ 1,504  $ 1,606
Net loss before cumulative effect of
 change in accounting principle.....  (2,361)  (3,727)  (2,254)  (19,583)  (3,470)  (3,401)  (3,513)  (3,328)
Cumulative effect of change in
 accounting principle...............      --       --       --        --     (233)      --       --       --
Net loss............................  (2,361)  (3,727)  (2,254)  (19,583)  (3,703)  (3,401)  (3,513)  (3,328)
Accretion of deemed dividend to
 Series B preferred stockholders....      --       --       --      (284)      --       --       --       --
Net loss allocable to common
 stockholders.......................  (2,361)  (3,727)  (2,254)  (19,867)  (3,703)  (3,401)  (3,513)  (3,328)
Basic and diluted net loss per
 common share:
Net loss per common share before
 cumulative effect of change in
 accounting principle...............   (0.21)   (0.32)   (0.20)    (1.33)   (0.31)   (0.30)   (0.31)   (0.29)
Cumulative effect of change in
 accounting principle...............      --       --       --        --    (0.02)      --       --       --
Net loss per common share........... $ (0.21) $ (0.32) $ (0.20) $  (1.33) $ (0.33) $ (0.30) $ (0.31) $ (0.29)

(1) The impact of the accounting change related to revenue recognition resulted in an increase in total revenues of $50,000 per quarter for each of the four quarters of 2000.

(2) The quarter ended December 31, 2001 includes an in-process research and development charge of $14.7 million related to the acquisition of Althexis. See Note 2 to the Consolidated Financial Statements.

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

 2.4     Agreement and Plan of Merger between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc., dated
         July 27, 2001.(15)

 3.1     Restated Certificate of Incorporation of the Registrant.(1)

 3.2     Amendment to the Registrant's Certificate of Incorporation filed with the Secretary of State of the State of
         Delaware on October 24, 2001.(14)

 3.3     Certificate of Designations of Series B Convertible Redeemable Preferred Stock.(15)

 3.4     Bylaws of the Registrant.(1)

 3.5     Certificate of Amendment to the Bylaws, dated October 24, 2001.

 4.1     Form of Common Stock Certificate.(1)

 4.2     Form of Preferred Stock Certificate.(16)

 10.1    Information and Registration Rights Agreement, dated June 29, 1994 as amended.(1)

 10.2    1993 Amended Incentive Stock Plan.(1)

 10.3    1996 Employee Stock Purchase Plan.(1)

 10.4    Amendment to 1996 Employee Stock Purchase Plan, dated October 18, 2001.(5)

 10.5    401(k) Plan.(1)

 10.6    The Althexis Company, Inc. 1999 Stock Option Plan.(4)

 10.7    First Amendment to The Althexis Company, Inc. 1999 Stock Option Plan.(4)

 10.8    2001 Incentive Stock Plan.(17)

 10.9    1996 Director Option Plan.(1)

 10.10*  Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the
         R.W. Johnson Pharmaceutical Research Institute, dated October 24, 1995.(1)

 10.11*  Joint Research Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated November 6,
         1995.(1)

 10.12*  Collaborative Research Agreement between the Registrant and Pfizer Inc., dated March 1, 1996.(1)

 10.13*  License and Royalty Agreement between the Registrant and Pfizer Inc., dated March 1, 1996.(1)

 10.17   Form of Indemnification Agreement between the Registrant and its Officers and Directors.(1)

 10.18   Employment Agreement, dated January 31, 1994 between the Registrant and James E. Rurka.(1)

 10.19   Employment Agreement, dated December 23, 1992 between the Registrant and Keith A. Bostian, Ph.D.(1)

 10.20   Lease Agreement commencing November 1, 1996 between the Registrant and Logue Investments L.P., a
         California limited partnership.(3)

 10.24   Consulting Agreement, dated January 14, 1998 between the Registrant and Keith Bostian, Ph.D.(6)

 10.25   Lease Agreement between the Registrant and Portola Land Co., dated May 11, 1998.(7)

 10.26   Promissory Note between the Registrant and Heller Financial Leasing, Inc., dated December 22, 1998.(9)

EXHIBITS DESCRIPTION
-------- -----------
 10.27   Security Agreement between the Registrant and Heller Financial Leasing, Inc., dated December 22, 1998.(9)

 10.28*  Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated October 23, 1998.(9)

 10.29*  Collaborative Research Agreement between the Registrant and Pfizer Inc., dated January 13, 1999.(9)

 10.30*  License and Royalty Agreement between the Registrant and Pfizer Inc., dated January 13, 1999.(9)

 10.31   Preferred Shares Rights Agreement, dated February 2, 1999, between the Registrant and Chase Mellon
         Shareholder Services, L.L.C.(8)

 10.32*  Amendment to Joint Research Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated
         February 4, 2000.(10)

 10.33*  Amendment to Collaborative Research Agreement between the Registrant and Pfizer Inc., dated March 1,
         2000.(10)

 10.34*  Research Agreement by and between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated May 8,
         2000.(11)

 10.35*  Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated December 19, 2000.(18)

 10.36   Form of Severance Agreement between the Registrant and each of Donald H. Huffman, George H. Miller, Ph.D.,
         Robert D. Testorff and Robert B. Kammer, M.D., dated March 2001.(12)

 10.37   Form of Amended and Restated Severance Agreement between the Registrant and each of Donald H. Huffman,
         George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D., dated March 2001.(13)

 10.38*  Collaborative Research and License Agreement between the Registrant and NAEJA Pharmaceutical, Inc., dated
         January 15, 2001.(13)

 10.39   Form of Subscription Agreement between the Registrant and each purchaser of Series B Convertible Redeemable
         Preferred Stock, dated July 27, 2001.(14)

 10.40   Form of Voting Agreement between the Registrant and each purchaser of Series B Convertible Redeemable
         Preferred Stock, dated October 24, 2001.(14)

 10.41+  Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated December 17, 2001.

 10.42   Consulting Agreement between the Registrant and John P. Walker, dated December 11, 2001.

 10.43   Option Agreement between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc. with regard to
         Althexis common stock, dated July 27, 2001.(15)

 10.44   Option Agreement between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc. with regard to the
         Microcide common stock, dated July 27, 2001.(15)

 10.45   Indemnification Agreement between Microcide Pharmaceuticals, Inc. and David Schnell, dated July 27, 2001.

 10.46   Severance Agreement between Paul J. Mellett and Microcide Pharmaceuticals, Inc., dated July 27, 2001.

 10.47   Severance Agreement between Mark Skaletsky and Microcide Pharmaceuticals, Inc., dated July 27, 2001.

 10.48   First Amended and Restated Executive Stock Purchase Agreement by and among The Althexis Company, Inc.,
         Paul J. Mellett and Mark Skaletsky, as President and Escrow Holder, dated July 27, 2001.

 10.49   First Amended and Restated Executive Stock Purchase Agreement by and among The Althexis Company, Inc.,
         Mark Skaletsky and Paul J. Mellett, as Assistant Secretary and Escrow Holder, dated July 27, 2001.

 10.50   Consulting Agreement between the Registrant and John P. Walker, dated as of January 1, 2001.(18)

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of Ernst & Young LLP, Independent Auditors.

 24.1    Power of Attorney (included in signature page).

--------
 (1) Incorporated by reference to Registrant's Registration Statement on Form S-1, file no. 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.
 (2) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission and dated January 29, 1998.
 (3) Incorporated by reference to Registrant's Form 10-Q for the period ended September 30, 1996, filed with the Securities and Exchange Commission and dated November 8, 1996.
 (4) Incorporated by reference to Registrant's Form S-8 filed with the Securities and Exchange Commission and dated November 15, 2001.
 (5) Incorporated by reference to Registrant's Form S-8 filed with the Securities and Exchange Commission and dated November 1, 2001.
 (6) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission and dated March 31, 1998.
 (7) Incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission and dated August 14, 1998.
 (8) Incorporated by reference to Registrant's Form 8-A filed with the Securities and Exchange Commission and dated February 4, 1999.
 (9) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission and dated March 31, 1999.
(10) Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission and dated June 19, 2000.
(11) Incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2000, filed with the Securities and Exchange Commission and dated August 14, 2000.
(12) Incorporated by reference to Registrant's Form 10-Q for the period ended March 31, 2001, filed with the Securities and Exchange Commission and dated May 15, 2001.
(13) Incorporated by reference to Registrant's Form 10-Q for the period ended June 30, 2001, filed with the Securities and Exchange Commission and dated August 14, 2001.
(14) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission and dated October 24, 2001.
(15) Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission and dated July 27, 2001.
(16) Incorporated by reference to Registrant's Form S-3 filed with the Securities and Exchange Commission and dated November 21, 2001.
(17) Incorporated by reference to Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission and dated May 18, 2001.
(18) Incorporated by reference to Registrant's Form 10-K/A for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commssion and dated March 21, 2001.
--------
*  Confidential Treatment granted
+  Confidential Treatment requested

(B) REPORTS ON FORM 8-K:

 (1) Essential filed on November 8, 2001, a Current Report on Form 8-K dated October 24, 2001 with the SEC in connection with its acquisition of Althexis on October 24, 2001.
 (2) Essential filed on December 18, 2001, an Amended Current Report on Form 8-K/A dated October 24, 2001 with the SEC to include certain financial statements.