Form 10-Q
period 2002-03-31
ESSENTIAL THERAPEUTICS INC
filed 2002-05-15
CIK 1010915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-28006

ESSENTIAL THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3186021
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1365 Main Street, Waltham, Massachusetts (Address of principal executive offices)	02451 (ZIP Code)

Registrant’s telephone number, including area code: 781-647-5554

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2002: 18,838,021

ESSENTIAL THERAPEUTICS, INC.

INDEX FOR FORM 10-Q
For the Quarter Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(in thousands, except share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,151	$57,469
Marketable securities	25,556	2,065
Trade and other receivables	1,496	5,403
Prepaid expenses and other current assets	1,205	518

Total current assets	55,408	65,455
Restricted cash	372	—
Property and equipment, net	5,497	5,538
Goodwill	7,802	6,276
Other assets	1,146	775

Total assets	$70,225	$78,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,815	$1,284
Accrued compensation	1,586	2,210
Current portion of notes payable	494	668
Accrued merger and financing costs	457	700
Deferred revenue	1,954	3,579
Other accrued liabilities	926	1,196

Total current liabilities	7,232	9,637
Long-term portion of notes payable	355	456
Accrued rent	325	395
Series B convertible redeemable preferred stock, par value $0.001; 60,000 shares authorized; 60,000 shares issued and outstanding at March 31, 2002 and December 31, 2001 (net of deemed dividend and issuance costs)	52,200	51,775
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; 60,000 Series B shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 18,763,578 and 16,752,723 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	19	17
Additional paid-in capital	106,202	99,800
Deferred compensation	(2,502)	(2,692)
Notes receivable from stockholders	(231)	(231)
Accumulated deficit	(93,199)	(81,113)
Accumulated other comprehensive loss	(176)	—

Total stockholders’ equity	10,113	15,781

Total liabilities and stockholders’ equity	$70,225	$78,044

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands, except per share amounts)
Revenues:
Research revenues	$2,038	$1,770
Milestone, licensing and other revenues	1,067	892

Total revenues	3,105	2,662
Operating expenses:
Research and development	5,560	4,071
General and administrative	2,183	1,123
Purchased in-process research and development	7,702	—

Total operating expenses	15,445	5,194

Loss from operations	(12,340)	(2,532)
Interest and other income, net	254	171

Net loss	(12,086)	(2,361)
Accretion of deemed dividend to Series B
preferred stockholders	(425)	—

Net loss allocable to common stockholders	$(12,511)	$(2,361)

Basic and diluted net loss per common share	$(0.75)	$(0.21)

Weighted-average shares used in computing
basic and diluted net loss per common share	16,573	11,463

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(12,086)	$(2,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	554	574
Stock compensation expense	234	6
Purchased in-process research and development	7,702	—
Accrued rent	(70)	30
Loss on fixed assets disposal	—	44
Changes in assets and liabilities:
Trade and other receivables	3,607	5,915
Prepaid expenses and other current assets	(687)	(338)
Other assets	(371)	(10)
Accounts payable	(691)	(300)
Accrued compensation	(800)	79
Other accrued liabilities	(449)	117
Deferred revenue	(1,625)	(2,049)

Net cash provided by (used in) operating activities	(4,682)	1,707

Cash flows from investing activities:
Short-term loan to Maret prior to acquisition	(275)	—
Direct costs of Althexis acquisition	(521)	—
Direct costs of Maret acquisition	(40)	—
Purchase of short-term investments	(23,667)	(3,952)
Sales and maturities of short-term investments	—	3,000
Change in restricted cash	(372)	—
Capital expenditures	(491)	(26)

Net cash used in investing activities	(25,366)	(978)

Cash flows from financing activities:
Principal payments on notes payable	(275)	(384)
Net proceeds from issuance of common stock	5	171

Net cash used in financing activities	(270)	(213)

Net increase (decrease) in cash and cash equivalents	(30,318)	516
Cash and cash equivalents at beginning of period	57,469	3,744

Cash and cash equivalents at end of period	$27,151	$4,260

Supplemental disclosure of cash flow information:
Interest paid	$26	$40

Supplemental disclosure of Maret acquisition:
Tangible assets acquired	$82
Liabilities assumed	2,033
Goodwill acquired	1,526
Acquisition costs incurred	497
Purchased in-process research and development	7,702
Common stock issued	6,780

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year.

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in our annual report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 29, 2002.

2.    Summary of Significant Accounting Policies

Goodwill—Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The goodwill resulting from the acquisitions of The Althexis Company, Inc. and Maret Pharmaceuticals, Inc. is not being amortized.

Revenue Recognition—As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies. Pursuant to our collaboration agreements, we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically non-refundable up-front payments for licenses to develop, manufacture and market any products that are developed as a result of a collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of a collaboration. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed in accordance with the terms of the collaboration agreements. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products.

Net Loss per Share—Our basic and diluted net loss per common share amounts are computed using the weighted-average number of shares of common stock outstanding less the weighted-average shares outstanding which are subject to our right of repurchase. Because we are in a net loss position, diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding less the weighted-average shares outstanding which are subject to our right of repurchase and excludes the effects of options, which are antidilutive.

Comprehensive Income (Loss)—Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes some changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive income (loss).

	Three months ended
	March 31, 2002	March 31, 2001
	(in thousands)
Net loss	$(12,086)	$(2,361)
Change in unrealized gain (loss) on available-for-sale securities	(176)	19

Comprehensive loss	$(12,262)	$(2,342)

3.    Acquisition of Maret Pharmaceuticals, Inc.

In March 2002, we completed our acquisition of Maret Pharmaceuticals, Inc. for an aggregate purchase price of $7.3 million. The acquisition of Maret was structured as a tax-free share exchange and was accounted for under the purchase method of accounting. In connection with the acquisition, we issued a total of 2.0 million shares of our common stock, valued at $3.39 per share, or approximately $6.8 million. This per share fair value represents the average closing price of our common stock on and about the date of the merger agreement. In addition, we assumed $2.0 million in net financial liabilities, consisting mainly of accounts payable and accrued liabilities as well as cash advances to Maret by Essential made prior to the acquisition, and incurred $0.5 million of acquisition-related liabilities. The condensed consolidated financial statements herein include Maret’s operating results from the date of acquisition.

The cost to acquire Maret was allocated to the tangible and intangible assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price allocated to goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Current assets	$61
Property and equipment	21
Research and development assets	7,702
Goodwill	1,526

Total assets acquired	9,310
Liabilities assumed	(2,033)

Net assets acquired	$7,277

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded a one-time, non-cash charge to operations in the quarter ended March 31, 2002 of $7.7 million for purchased in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value of incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The fair value was determined by discounting, to present value, the cash flows expected to result from each in-process research and development project once it has reached commercial feasibility. The income approach was utilized to value Maret’s in-process research and development. The income approach focuses on the income producing capability of the acquired technologies, and best represents the present value of the future economic benefits expected to be derived from them. The discount rates used to discount projected cash flows ranged from 60% to 70%, depending on the risk related with each program and its estimated stage of completion at the time of the acquisition.

The following unaudited pro forma summary presents the condensed consolidated results of operations for Essential as if the acquisition had taken place on January 1, 2001, and excludes the write-off of in-process research and development of $7.7 million. The unaudited pro forma summary for the three months ended March 31, 2001 also includes the results of Essential as if its October 24, 2001 acquisition of The Althexis Company, Inc., previously disclosed in our annual report on Form 10-K for the year ended December 31, 2001, had taken place on January 1, 2001.

	March 31, 2002	March 31, 2001
	(in thousands, except per share data)
Revenues	$3,113	$3,854
Net loss allocable to common stockholders	$(4,944)	$(3,322)
Pro forma basic and diluted net loss per common share	$(0.27)	$(0.18)

4.    Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to be met in order to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The goodwill resulting from the acquisitions of Althexis and Maret is not being amortized.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with transition provisions for assets “held for sale” that were initially recorded under previous models (APB No. 30 or SFAS No. 121) and do not meet the new “held for sale” criteria. We adopted SFAS No. 144 in the first quarter of 2002, and the adoption did not have any impact on our financial position or results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Essential Therapeutics, Inc. is a biopharmaceutical company committed to the discovery, development and commercialization of critical products for life threatening diseases in hematology, oncology and infectious disease. Our lead product, ETRX 101, is a small molecule angiotensin derivative for treatment and prophylaxis of the suppression of blood cells, known as myelosuppression, and other serious clinical diseases. Essential also has broad-based antibiotic and antifungal discovery and development programs with a significant product pipeline. Our three research platforms address the growing problems of antibiotic resistance and the need for improved antifungal therapeutics. Essential’s Novel Cephalosporin Platform targets serious gram-positive multi-drug resistant infections. Our Efflux Pump Inhibitor Platform targets gram-negative infections as well as serious fungal infections. Our Structure-Based Drug Design Platform focuses on novel cell wall biosynthesis inhibitors with intrinsic activity against a broad spectrum of resistant organisms.

Acquisitions

On March 11, 2002, we completed the acquisition of Maret Pharmaceuticals, Inc., as a result of which Maret became a wholly owned subsidiary of Essential.

On October 24, 2001, we completed the acquisition of The Althexis Company, Inc., as a result of which Althexis became a wholly owned subsidiary of Essential.

The acquisitions were accounted for under the purchase method of accounting. The condensed consolidated financial statements discussed herein reflect the inclusion of the results of Maret from the date of acquisition, and the first full quarter of the operations of Althexis. All material intercompany accounts and transactions have been eliminated in consolidation.

Collaboration Agreements

1.    R.W. Johnson Pharmaceutical Research Institute

We established a collaboration agreement in October 1995 with R.W. Johnson Pharmaceutical Research Institute, an affiliate of Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or as we refer to them, J&J, to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci. Together with J&J, we selected an initial beta-lactam antibiotic candidate, a parenteral, or administered by injection, cephalosporin, for pre-clinical development in October 1996, and in November 1999, J&J entered into Phase I clinical trials with this antibiotic candidate. In November 2000, we announced that these Phase I trials would be extended, based upon the observation of induration, or irritation, at the injection site in some subjects. In May 2001, we announced that J&J had selected a prodrug of the initial lead compound for toxicology studies. A prodrug is a modified form of a drug that is readily converted to the active drug in the body. In animal studies, administration of this prodrug form eliminated the irritation seen when the compound itself was administered. We expect J&J to advance this prodrug into the clinic when toxicology studies are completed.

In January 1999, in collaboration with J&J, we committed to the pre-clinical development of a second cephalosporin compound. This second parenteral cephalosporin antibiotic was selected for pre-clinical development as a back-up and potential “second generation” compound, which may improve the likelihood of ultimately bringing one or more products to the market. We extended this collaboration in December 2000 to develop a new class of cephalosporins, having similar spectrum and potency to the first compounds, but which would be bioavailable following oral administration. We have received two milestone payments under this collaboration and research support was extended in December 2001. If specified research and development milestones are achieved, we will be entitled to receive an additional $13.5 million for either the initial or back-up parenteral product developed within the collaboration and an additional $16.5 million for an orally-absorbed product, plus royalties based on worldwide sales of products arising from the collaboration.

In December 2000, we entered into another collaboration with J&J with a focus on the discovery of products from our natural product extracts. We have provided J&J with access to our natural products library for the purpose of screening for activity in various biological and therapeutic applications. Research work on this project continues in 2002. J&J will undertake a program for the development, manufacture and sale of products developed from the collaboration research. Under the terms of the agreement, we received an up-front license fee, a technology-access fee for access to our natural products library and funding for our research to identify the active components of natural product extracts. If specified research and development milestones are achieved, we will be entitled to receive potential milestone payments of $1.0 million plus royalties based on worldwide sales.

2.    Daiichi Pharmaceutical Co., Ltd.

We established a collaboration agreement in November 1995 with Daiichi Pharmaceutical Co., Ltd. to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi’s quinolone antibiotics to target gram-negative bacteria, including pseudomonas. The research phase of this collaboration was extended in May 2000, and at the end of March 2001, the funded research portion of this collaboration came to its natural conclusion. If specified research and development milestones are achieved, we will be entitled to receive up to $6.5 million for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration.

3.    Pfizer Inc.

We established a collaboration agreement in March 1996 with Pfizer Inc. to implement our bacterial in vitro essential gene and multi-channel screening system to discover novel classes of antibiotics over a five-year term. At the conclusion of this agreement in February 2001, each party gained the right to independently use the technology developed during the collaboration for its own purposes. In January 1999, we established a separate collaboration with Pfizer to utilize bacterial genetic approaches with in vitro essential genes to discover products for the treatment of bacterial infections in animals. The funded research portion of this agreement ended in January 2002, and Pfizer Veterinary Medicine is pursuing the product opportunities discovered during this collaboration. If specified research and development milestones are achieved, we would be entitled to receive specified milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products.

4.    PLIVA Pharmaceuticals, Inc.

Althexis, which we acquired on October 24, 2001, entered into a collaboration agreement with PLIVA Pharmaceuticals, Inc. in December 1998 to combine PLIVA’s scientific, drug development and financial resources with Althexis’ unique expertise and experience in structure-based drug design, or SBDD, in order to discover, select, develop and commercialize novel antibiotic drugs worldwide. Under the terms of the agreement, Althexis agreed to undertake specified research and license the resulting technology to PLIVA. PLIVA agreed to license some of its technology to Althexis and received the right to commercialize any resulting products. Althexis has received license fees, research support and milestone payments over the three-year term of the agreement’s research plan totaling approximately $12.0 million. The research plan may be extended by mutual consent of both parties. In December 2001, the funded research portion of this agreement came to its natural conclusion. We are continuing to work with PLIVA using SBDD to develop products based upon a novel cell wall biosynthesis target selected during the term of the collaboration.

5.    Schering-Plough Animal Health Corporation

In October 2000, we entered into a collaboration agreement with Schering-Plough Animal Health Corporation, or as we refer to them, SPAH, to discover and develop compounds to be used in the treatment of veterinary bacterial infections based upon application of our efflux pump technology to existing SPAH antibacterials. In July and December 2001, the agreement was amended, each time increasing the level of research funded by SPAH. If specified research and development milestones are achieved, we will be entitled to receive milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products arising from the collaboration. In February 2002, we earned a milestone for the successful identification of a lead for the development of a new product.

6.    Other Collaborations

In May 2001, we entered into a collaboration agreement with NeoGenesis, Inc. to discover and develop new classes of antibiotics. The collaboration will identify and optimize chemical compounds with antibacterial activity, utilizing a specified number of our proprietary essential gene targets from our VALID (Validated Antimicrobial Lead Identification and Development) system and from NeoGenesis’ ALIS (Automated Ligand Identification System) screening system and its small molecule libraries. In June 2001, we entered into a collaboration agreement with Cetek Corporation to discover and develop new classes of anti-infective agents. The collaboration will utilize a specified number of our proprietary bacterial, fungal and viral targets from our Microbial Genomics program, together with Cetek’s proprietary capillary electrophoresis technology, to identify novel compounds and natural products with antimicrobial activity. In July 2001, we entered into a collaboration agreement with NAEJA Pharmaceutical, Inc. to discover, develop and commercialize drugs based upon NAEJA’s proprietary azole antifungals and our proprietary fungal efflux pump inhibitor leads. We will have worldwide development and commercialization rights on products that result from these collaborations. Some of these collaboration agreements provide that we will pay our collaborators for potential milestone payments and/or royalties. These milestone payments, of up to approximately $7.4 million, are contingent upon achieving specified research and product development milestones through product approval. Under our agreement with NAEJA, we paid approximately $700,000 in the first quarter of 2002 and expect to pay approximately $300,000 in the second quarter of 2002 for contract research services.

7.    Iconix Pharmaceuticals, Inc.

In January 1998, we entered into a collaboration with Iconix Pharmaceuticals, Inc., a biotechnology company to which we licensed or assigned genetics technology. Currently, we hold approximately a 17% ownership interest in Iconix, on a fully diluted basis. Iconix has applied the genetics technology to a number of viral disease targets in a search for novel antiviral agents in collaborative research funded by Essential. We are entitled to worldwide development, manufacturing and marketing rights to antiviral products that may emerge from the antiviral collaboration. If we were to develop a product using technology developed under the collaboration, we would be obligated to pay Iconix royalties on worldwide sales. The collaboration was not renewed at the end of its three-year term, and we have assumed responsibility for research efforts using new cell-free technology developed within our bacterial and fungal programs.

8.    Maret Acquisition

With our acquisition of Maret in March 2002, we now have pre-clinical and clinical programs focused in hematology, oncology and the prevention of serious infectious diseases. Maret’s programs include a small molecule lead product for restoring blood cell counts following myeloablative therapies, currently in Phase I clinical trials. Potential clinical uses for the lead product candidate include the prevention of thrombocytopenia, anemia and infection in myelosuppressed patients following chemotherapy or bone marrow transplantation. In addition, Maret’s discovery platform includes a series of pre-clinical programs targeted at other serious clinical conditions with significant unmet therapeutic need.

Results of Operations

Three Months Ended March 31, 2002 and March 31, 2001

Revenues.    Total revenues for the first quarter of 2002 were $3.1 million compared to $2.7 million in the first quarter of 2001 and were derived primarily from the major collaboration agreements. The increase in revenues during the periods was due primarily to increased research funding and a milestone payment from SPAH. The increase in revenues was partially offset by the conclusion of funded research with Pfizer and Daiichi at the end of the first quarter of 2001.

Research and Development Expenses.    Research and development expenses for the first quarter increased from $4.1 million in 2001 to $5.6 million in 2002, due primarily to the inclusion of the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Additionally, research and development expenses also slightly increased due to higher expenses for payroll and outside services, as well as rent expense increases and the termination of the facilities and support contract with Iconix in February 2002.

Research and development expenses consist of salary and related fringe benefit expenses as well as laboratory supplies and chemicals, outside contract services and facility costs. Members of our research and development team typically work on a number of development projects concurrently. We have not historically tracked separately the costs associated with our various projects so as to enable accurate disclosure of the actual costs incurred to date on a project by project basis. Due to the risks inherent in the drug development process we are unable to estimate with any certainty the costs we will incur in advancing our projects toward commercialization. We do expect our research and development costs to increase as we continue to advance our existing projects through pre-clinical and clinical phases and as we incorporate the new projects assumed in the acquisition of Althexis and Maret, into our business.

General and Administrative Expenses.    General and administrative expenses for the first quarter increased from $1.1 million in 2001 to $2.2 million in 2002, due primarily to the inclusion of the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Additionally, general and administrative expenses slightly increased due to rent expense increases and the termination of the facilities and support contract with Iconix in February 2002.

In-Process Research and Development Expenses.    In connection with the acquisition of Maret, we recorded a non-recurring non-cash charge of $7.7 million for purchased in-process research and development in the first quarter of 2002. The purchased in-process research and development, which represents the fair value attributable to the technology acquired, was expensed on the acquisition date since the technology had not yet reached technological and commercial feasibility and had no future alternative uses. The income approach was utilized in valuing the in-process research and development. The fair value assigned to the in-process research and development was determined by discounting, to present value, the cash flows expected to result from each in-process research and development project once it has reached commercial feasibility. The discount rates used to discount projected cash flows ranged from 60% to 70%, depending on the risk related with each program and its estimated stage of completion at the time of the merger. The major risk associated with the timely completion and commercialization of products resulting from the purchased in-process research and development is the ability to confirm the safety and efficacy of the technology based on the data of both pre-clinical testing and long-term clinical trials. If these projects are not successfully developed, our future results of operations may be adversely affected.

Interest Income, net.    Interest income for the first quarter increased from $255,000 in 2001 to $280,000 in 2002, due primarily to an increase in average cash balances, partially offset by lower interest rates. Interest expense for the first quarter decreased from $40,000 in 2001 to $26,000 in 2002, due primarily to the declining balance on an equipment financing loan.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, through funds provided under collaboration agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing arrangements. As of March 31, 2002, we had received

$126.5 million from the sale of common and preferred stock and $68.2 million from license fees, research support and milestone payments under collaboration agreements.

Cash Flows

Cash, cash equivalents and investments at March 31, 2002 were $52.7 million compared to $59.5 million at December 31, 2001. Trade and other receivables at March 31, 2002 were $1.5 million compared to $5.4 million at December 31, 2001. The decrease in cash during the first three months of 2002 was due primarily to cash used by operations of $4.7 million, $836,000 in acquisition related costs, $491,000 in capital expenditures, $372,000 in restricted cash and $275,000 in principal payments under our debt obligations.

We invested $491,000 in capital expenditures in the first quarter of 2002 compared to $26,000 in the first quarter of 2001. We expect to spend up to $6.0 million in 2002 for building improvements related to our Waltham, Massachusetts building lease entered into in January 2002. We expect to finance these improvement expenditures with a bank term loan. We made principal payments under our debt obligations of $275,000 in the first quarter of 2002 compared to $384,000 in the first quarter of 2001. At March 31, 2002, the remaining balance on our debt obligations was $849,000.

In March 2002, we acquired Maret, a development stage pharmaceutical company with clinical and pre-clinical programs focused in hematology, oncology and the prevention of serious infectious diseases. We expect that this acquisition will increase our research and development and general and administrative spending in the future.

Contractual Obligations

In February 2002, we pledged $372,000 for a standby letter of credit of the same amount, related to our Waltham, Massachusetts building lease entered into in January 2002. The term of the standby letter of credit expires in 2009.

In October 2001, we completed an equity financing by way of a private placement of an aggregate of 60,000 shares of our Series B convertible redeemable preferred stock for a total purchase price of $60.0 million that by its terms is required to be redeemed in October 2006, or, upon the occurrence of specified adverse events, may be required to be redeemed sooner. Under the terms of our Series B convertible redeemable preferred stock agreements, we would be required to obtain the approval of the preferred stockholders prior to incurring indebtedness above specified amounts.

We expect that our existing capital resources, including the funds from the October 2001 preferred stock financing, interest income and future payments due under our collaboration agreements will enable us to maintain current and planned operations at least through 2003. We expect to seek additional funds to continue our business activities beyond that time and will seek to raise additional funding, as opportunities arise, from other collaboration arrangements or public or private financings, including sales of equity or debt securities. Any collaboration or licensing arrangements could result in limitations on our ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, therefrom. Any equity financing could result in dilution to our then-existing stockholders.

On February 9, 2001, we filed a registration statement on Form S-3 for a “shelf” registration, which was amended on March 21, 2001. Pursuant to the registration statement, we may offer up to $35.0 million of newly issued common stock. The registration statement became effective in March 2001. While we have no current plans to do so, we may in the future offer additional shares of common stock under our “shelf” registration statement in order to finance our operations. If we do, we cannot assure you that additional funds will be available on favorable terms, or at all, or that any funds, if raised, would be sufficient to permit us to continue to conduct our operations. If adequate funds are not available, we may be required to curtail significantly or eliminate one or more of our research programs.

Risk Factors That May Affect Results

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO DEVELOP PHARMACEUTICAL PRODUCTS.

Our first potential pharmaceutical product, a compound in the cephalosporin class of antibacterials, commenced Phase I clinical trials under the direction of our partner, J&J, in November 1999. The cephalosporin class of antibacterial drugs is the largest class of antibiotics in terms of global sales. The purpose of these Phase I studies is to assess the compound’s safety, tolerability and pharmacokinetics. Based upon the observation of irritation at the injection site in some subjects in these trials, we announced in May 2001 that J&J had decided to focus current efforts on the advancement of RWJ-442831, an Essential-developed prodrug form of the collaboration’s lead parenteral cephalosporin product, known as RWJ-54428, into pre-clinical toxicology studies that, if successful, would allow the compound to advance into Phase I clinical trials. Preliminary studies of RWJ-442831 that we conducted in animals, demonstrated reduced venous irritation at the injection site compared to RWJ-54428. The Phase I clinical trials for this cephalosporin compound may not be completed. We have two other cephalosporin compounds in the J&J collaboration: another parenteral compound that is in pre-clinical development and a cephalosporin intended for oral administration, in the research stage. ETRX 101, our small molecule angiotensin derivative, has completed Phase I clinical testing. The Phase II clinical trials for this compound may not be completed. Our other potential products are in the pre-clinical or research stage. All of our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration, or FDA, or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, these potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. We do not expect any of our potential products to be commercially available for a number of years, if at all. Pharmaceutical products that appear to be promising at early stages of development may not reach the market for a number of reasons including the following:

•	we or our partners may not successfully complete research and development efforts;

•	any pharmaceutical products we or our partners develop may be found to be ineffective or to cause harmful side effects during pre-clinical testing or clinical trials;

•	we may fail to obtain required regulatory approvals for any products that we develop;

•	we may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

•	our products may not be competitive with other existing or future products; and

•	proprietary rights of third parties may prevent us from commercializing our products.

IF WE ARE UNABLE TO MAINTAIN OUR CURRENT COLLABORATIONS WITH OUR PARTNERS, ENTER INTO NEW COLLABORATIONS OR EXTEND CONCLUDED COLLABORATIONS, DEVELOPMENT OF OUR POTENTIAL PRODUCTS COULD BE DELAYED.

Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies, which we refer to as our partners. We have entered into collaboration agreements with J&J, Daiichi, Pfizer, Schering-Plough Animal Health and PLIVA. Under these agreements, our partners are responsible for:

•	selecting which compounds discovered in the collaboration will proceed into subsequent development, if any;

•	conducting pre-clinical testing, clinical trials and obtaining required approvals for potential products; and

•	manufacturing and commercializing any approved products.

We cannot control the timing of these actions or the amount of resources devoted to these activities by our partners. In addition, these agreements are subject to cancellation or the election not to extend by our partners. As a result, our receipt of revenue, whether in the form of continued research funding, product development milestone payments, or royalties on sales, depends upon the decisions made and the actions taken by our partners. Our partners may view compounds that we may discover as competitive with their own products or potential products, and, therefore, any partner may elect not to proceed with the development of our potential products. Our partners are free to pursue their own existing or alternative technologies to develop products in preference to our potential products. We cannot be certain that our interests will continue to coincide with those of our partners, or that disagreements concerning our rights, technology, or other proprietary interests will not arise with our partners.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred substantial net losses in every year since our inception in December 1992. We had net losses allocable to common stockholders of $10.7 million in 1999, $13.9 million in 2000 and $28.2 million in 2001. We had an accumulated deficit of $93.2 million through March 31, 2002. We expect to continue to incur operating losses over the next several years.

Substantially all of our revenues to date have resulted from license fees, research support and milestone payments under our collaboration agreements. We will not receive revenues or royalties from drug sales until we or our partners successfully complete clinical trials with regard to a drug candidate, obtain regulatory approval for this drug candidate, and successfully commercialize the drug. We do not expect to receive revenues or royalties from sales of drugs for a number of years, if at all. If we fail to achieve sufficient revenues to become profitable or sustain profitability, we may be unable to continue operations.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and other proprietary technology. We have filed more than 150 patent applications in the United States, in addition to applications filed in other countries, in order to protect lead compounds, gene discoveries and screening technology, and more than 38 United States patents have been issued to date on these applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the United States covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

Our commercial success also depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot assure you that our products will not infringe on the patents or proprietary rights of others. For example, many companies are active in the field of genomics, and some have filed patents on essential genes in bacteria. While we are not currently aware of any patents encumbering our ability to practice the technologies we have discovered, it is possible that a patent of this nature may issue in the future. We may be required to obtain licenses to patents or other proprietary rights of others. Any licenses may not be available on terms acceptable to us, if at all. The failure to obtain these licenses could delay or prevent our partners’ activities, including the development, manufacture or sale of drugs requiring such licenses.

In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect, in part, by confidentiality agreements with our partners, employees and consultants. We cannot assure you that these agreements will not be breached, that we would have adequate remedies for any breach that might occur, or that our trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

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

Competing technologies may be developed that would render our technologies obsolete or non-competitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat myelosuppression and each of the infectious diseases for which we are seeking to develop therapeutic products. We cannot assure you that our competitors will not develop competing drugs that are more effective than those developed by us and our partners or obtain regulatory approvals of their drugs more rapidly than we and our partners, thereby rendering our and our partners’ drugs obsolete or noncompetitive. Moreover, we cannot assure you that our competitors will not obtain patent protection or other intellectual property rights that would limit our and our partners’ ability to use our technology or commercialize our or their drugs.

OUR POTENTIAL PRODUCTS MAY NOT BE ACCEPTABLE IN THE MARKET OR ELIGIBLE FOR THIRD PARTY REIMBURSEMENT, RESULTING IN A NEGATIVE IMPACT ON OUR FUTURE FINANCIAL RESULTS.

Any products successfully developed by us or our partners may not achieve market acceptance. The hematology/oncology and antibiotic products that we are attempting to develop will compete with a number of well-established traditional drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our products;

•	the potential advantage of our products over existing treatment methods; and

•	reimbursement policies of government and third-party payors.

Physicians, patients or the medical community in general may not accept or use any products that may be developed by us or our partners. Our ability to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of these drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly challenging the prices charged for pharmaceutical products. If third-party reimbursement is not available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our partners, it could adversely affect our business.

WE HAVE NO MANUFACTURING, MARKETING OR SALES EXPERIENCE, AND IF WE ARE UNABLE TO ENTER INTO MANUFACTURING AGREEMENTS OR MAINTAIN COLLABORATIONS WITH MARKETING PARTNERS OR IF WE ARE UNABLE TO DEVELOP OUR OWN MANUFACTURING, SALES AND MARKETING CAPABILITY, WE MAY NOT BE SUCCESSFUL IN COMMERCIALIZING OUR PRODUCTS.

We do not have any experience in the manufacture of commercial quantities of drugs, and our current facilities and staff are inadequate for the commercial production or distribution of drugs. We intend to rely on our partners for the manufacturing, marketing and sales of any products that result from these collaborations. The current third-party manufacturer of our potential cephalosporin product has in the past encountered difficulties with the manufacture of related compounds in sufficient quantities for clinical trial purposes. Manufacturers often encounter difficulties in scaling up to manufacture commercial quantities of pharmaceutical products. We cannot be certain that our current or any other manufacturer will not encounter similar delays in the scale-up to manufacture this or any other compound in commercial quantities in the future.

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

The levels of revenue and profitability of pharmaceutical companies may be affected by continuing governmental efforts to contain or reduce the costs of health care through various means. For example, in some foreign markets pricing or profitability of prescription pharmaceuticals is already subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Cost control initiatives could decrease the price that we or our partners receive for any products that we or they may develop in the future which would adversely affect our business. Further, to the extent that these types of proposals or initiatives have a material adverse effect on our partners or potential partners, our ability to commercialize our potential products may be materially adversely affected.

IF OUR PRODUCTS HARM PEOPLE, WE MAY EXPERIENCE PRODUCT LIABILITY CLAIMS THAT MAY NOT BE COVERED BY INSURANCE.

We face an inherent business risk of exposure to potential product liability claims in the event that drugs, if any, developed through the use of our technology are alleged to have caused adverse effects on patients. This risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We will, if appropriate, seek to obtain product liability insurance with respect to drugs developed by us and our partners. We may not, however, be able to obtain insurance. Even if insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability. Any successful product liability claims may exceed our financial resources. Further, costs of defending against product liability claims, even if we were to prevail ultimately, may have a material adverse effect on our business and results of operations.

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

We are highly dependent on management and scientific staff, including Mark Skaletsky, our President and Chief Executive Officer, George H. Miller, Ph.D., our Executive Vice President—Research and Development, Paul Mellett, our Senior Vice President and Chief Financial Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. We face intense competition for talented personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. We cannot assure you that we will be able to attract and retain the personnel we require on acceptable terms, or at all.

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

Some provisions of our certificate of incorporation and by-laws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of Essential. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions allow us to issue preferred stock without a vote or further action by our stockholders, provide for staggered elections of our Board of Directors and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. None of these provisions provides for cumulative voting in the election of directors. Some provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any stockholder owning 15% or more of our outstanding voting stock for a period of three years from the date the person became a 15% stockholder unless specified conditions are met.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDING FOR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

The development of our potential pharmaceutical products will require substantially more money than we currently have. We intend to seek to raise such additional funding from sources including other partners and through public or private financings involving the sale of equity or debt securities. We cannot assure you that any financings will be available when needed, or if available will be on acceptable terms. Funding from partners could limit our ability to control the research, development and commercialization of potential products, and could limit our revenues and profits from such products, if any. Collaboration agreements may also require us to give up rights to products or technologies that we would otherwise seek to develop or commercialize ourselves. Any additional equity financing will result in dilution to our current stockholders. If we fail to secure sufficient additional funding we will have to delay or terminate some or all of our drug discovery and development programs.

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

•	results of pre-clinical studies and clinical trials by us or our competitors;

•	announcements of new collaborations;

•	announcements of our technological innovations or new therapeutic products or that of our competitors;

•	developments in our patent or other proprietary rights or that of our competitors, including litigation;

•	governmental regulation; and

•	healthcare legislation.

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

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITIONS.

On October 24, 2001, we concluded our acquisition of Althexis and on March 11, 2002, we concluded our acquisition of Maret. We consummated these transactions with the expectation that they will result in mutual benefits including benefits relating to an expanded and complementary product offerings, increased market opportunity, new technology and the addition of research and development personnel. Achieving the benefits of these acquisitions will depend in part on the integration of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the acquisitions will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that, following these transactions, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the acquisitions or that the acquisitions will result in increased earnings, or reduced losses, for the combined company in any future period.

WE MAY NOT BE ABLE TO EFFECTIVELY AND EFFICIENTLY INTEGRATE THE OPERATIONS OF ESSENTIAL THERAPEUTICS WITH ALTHEXIS AND MARET.

Integrating the operations and management of Essential with Althexis and Maret will be a complex process, and we cannot assure you that this integration will be completed rapidly or will achieve all of the anticipated synergies and other benefits expected from the acquisitions. The integration of the three companies will require significant management attention, which may temporarily distract management from its usual focus on the daily operations of the combined company. Moreover, as a result of the change of our corporate headquarters from California to Massachusetts and the operation of offices on both coasts, management will face new challenges not previously encountered. Management’s inability to integrate successfully the operations of Essential with Althexis and Maret, or any significant delay in achieving this integration, could cause our business to suffer.

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, these statements can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “would,” “expect,” “anticipate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state trends and known uncertainties or other forward-looking information. Furthermore, these statements are based on current expectations that involve a number of uncertainties including those set forth in the risk factors above. When considering forward-looking statements, you should keep in mind that the risk factors noted above and other factors noted throughout this document or incorporated by reference could cause our actual results to differ significantly from those contained in any forward-looking statement.

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•	our ability to use our discovery and technology platforms to identify potential product candidates;

•	our expectations regarding the anticipated date of selection of clinical development candidates;

•	our expectations regarding dates for commencement of clinical trials and development time lines;

•	the timing and likelihood of regulatory approvals;

•	the continuation of our collaborations with our partners;

•	our future capital requirements and the expected time period during which our existing financial resources will meet these capital requirements; and

•	our expectations regarding business conditions generally and growth in the biopharmaceutical industry and overall economy.

Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

•	costs or difficulties related to the integration of the businesses of Althexis and Maret being greater than expected;

•	demands placed on management by the increase in the size of Essential;

•	unanticipated increases occurring in financing and other costs;

•	general economic or business conditions being less favorable than expected; and

•	legislative or regulatory changes adversely affecting Essential or the biopharmaceutical industry generally.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We maintain an investment portfolio in accordance with our Investment Policy. The primary objectives of our Investment Policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. However, due to the conservative nature of our investments and relatively short duration, interest rate risk is mitigated. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

The interest rates on our capital lease obligations are fixed and therefore not subject to interest rate risk.

As of March 31, 2002 we did not have any off-balance sheet financings.

Foreign Currency Exchange Risk

At this time, we do not participate in any foreign currency exchange activities; therefore, we are not subject to risk of gains or losses for changes in foreign exchange rates.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits have been filed with this report:

10.1	Sublease between Essential and Art Technology Group, Inc., dated as of January 31, 2002.

10.2†	Research Agreement between Maret Corporation and the University of Southern California, dated as of July 13, 2000.

10.3†	Amendment No. 1 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of January 16, 2001.

10.4†	Amendment No. 2 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of March 28, 2001.

10.5†	Amendment No. 3 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of March 18, 2002.

10.6†	License Agreement between Maret Corporation and the University of Southern California, dated as of August 31, 1994.

10.7†	Amendment No. 1 to License Agreement between Maret Corporation and the University of Southern California, dated as of June 19, 2000.

10.8	Amendment No. 2 to License Agreement between Maret Corporation and the University of Southern California, dated as of February 15, 2002.

(b)  Reports on Form 8-K.

On March 1, 2002, Essential Therapeutics, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to disclose the proposed merger between Essential Therapeutics, Inc. and Maret Pharmaceuticals.

On March 25, 2002, Essential Therapeutics, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to disclose that on March 11, 2002, Essential completed its acquisition of Maret Pharmaceuticals.

†	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL THERAPEUTICS, INC.
(Registrant)

By:	/s/ MARK SKALETSKY
Mark Skaletsky
President and Chief Executive Officer
(principal executive officer)

By:	/s/ PAUL MELLETT
Paul Mellett
Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated:    May 15, 2002