Form 10-Q
period 2002-06-30
ESSENTIAL THERAPEUTICS INC
filed 2002-08-14
CIK 1010915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Number of shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2002: 18,849,447

ESSENTIAL THERAPEUTICS, INC.

INDEX FOR FORM 10-Q
For the Quarter Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(in thousands, except share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,002	$57,469
Marketable securities	26,310	2,065
Trade and other receivables	966	5,403
Prepaid expenses and other current assets	1,049	518
Assets held for sale	669	—

Total current assets	45,996	65,455
Restricted cash	472	—
Property and equipment, net	4,485	5,538
Goodwill	1,526	6,276
Other assets	1,244	775

Total assets	$53,723	$78,044

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$518	$1,284
Accrued compensation	991	2,210
Current portion of notes payable	434	668
Accrued merger and financing costs	131	700
Deferred revenue	663	3,579
Accrued restructuring	2,515	—
Other accrued liabilities	1,052	1,196

Total current liabilities	6,304	9,637
Long-term portion of notes payable	280	456
Long-term portion of accrued restructuring	787	—
Accrued rent	354	395
Series B convertible redeemable preferred stock, par value $0.001; 60,000 shares authorized; 60,000 shares issued and outstanding at June 30, 2002 and December 31, 2001 (net of deemed dividend and issuance costs)	52,626	51,775
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 5,000,000 shares authorized; 60,000 Series B shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 18,838,821 and 16,752,723 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	19	17
Additional paid-in capital	105,467	99,800
Deferred compensation	(1,756)	(2,692)
Notes receivable from officers	(217)	(231)
Accumulated deficit	(110,307)	(81,113)
Accumulated other comprehensive income	166	—

Total stockholders’ equity (deficit)	(6,628)	15,781

Total liabilities and stockholders’ equity (deficit)	$53,723	$78,044

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Research revenue	$1,826	$961	$3,864	$2,731
Milestone, licensing and other revenue	449	892	1,516	1,784

Total revenues	2,275	1,853	5,380	4,515
Operating expenses:
Research and development	6,399	4,406	11,959	8,477
General and administrative	2,525	1,340	4,708	2,463
Purchased in-process research and development	—	—	7,702	—
Restructuring charges	10,720	—	10,720	—

Total operating expenses	19,644	5,746	35,089	10,940

Loss from operations	(17,369)	(3,893)	(29,709)	(6,425)
Interest and other income, net	261	166	515	337

Net loss	(17,108)	(3,727)	(29,194)	(6,088)
Accretion of deemed dividend to Series B preferred stockholders	(425)	—	(850)	—

Net loss allocable to common stockholders	$(17,533)	$(3,727)	$(30,044)	$(6,088)

Basic and diluted net loss per common share	$(0.95)	$(0.32)	$(1.72)	$(0.53)

Weighted-average shares used in computing basic and diluted net loss per common share	18,408	11,509	17,491	11,486

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(29,194)	$(6,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,112	1,118
Stock compensation expense	485	15
Notes receivable from officers	14	—
Purchased in-process research and development	7,702	—
Accrued rent	(15)	59
Loss on fixed assets disposal	15	44
Goodwill impairment	6,276	—
Charges for impairment of assets	1,037	—
Changes in assets and liabilities:
Trade and other receivables	4,137	7,245
Prepaid expenses and other current assets	(531)	(197)
Other assets	(469)	(10)
Accounts payable	(1,988)	(54)
Accrued compensation	(1,395)	159
Accrued restructuring	2,540	—
Other accrued liabilities	(170)	330
Deferred revenue	(2,916)	(3,285)

Net cash used in operating activities	(13,360)	(664)

Cash flows from investing activities:
Short-term loan to Maret prior to acquisition	(275)	—
Direct costs of Althexis acquisition	(700)	—
Direct costs of Maret acquisition	(366)	—
Purchase of short-term investments	(24,079)	(3,918)
Sales and maturities of short-term investments	—	9,750
Change in restricted cash	(472)	—
Capital expenditures	(997)	(61)

Net cash provided by (used in) investing activities	(26,889)	5,771

Cash flows from financing activities:
Principal payments on notes payable	(410)	(778)
Net proceeds from issuance of common stock	192	269

Net cash used in financing activities	(218)	(509)

Net increase (decrease) in cash and cash equivalents	(40,467)	4,598
Cash and cash equivalents at beginning of period	57,469	3,744

Cash and cash equivalents at end of period	$17,002	$8,342

Supplemental disclosure of cash flow information:
Interest paid	$49	$72

Supplemental disclosure of Maret acquisition:
Tangible assets acquired	$82
Liabilities assumed	2,033
Goodwill acquired	1,526
Acquisition costs incurred	497
Purchased in-process research and development	7,702
Common stock issued	6,780

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

Revenue Recognition—As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies. Pursuant to our collaboration agreements, we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically non-refundable up-front payments for licenses to develop, manufacture and market any products that are developed as a result of collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of collaboration. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed in accordance with the terms of the collaboration agreements. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

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

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	June 30, 2002	June 30, 2001
	(in thousands)
Net loss	$(17,108)	$(3,727)
Change in unrealized gain (loss) on available-for-sale securities	342	(48)

Comprehensive loss	$(16,766)	$(3,775)

	Six Months Ended
	June 30, 2002	June 30, 2001
	(in thousands)
Net loss	$(29,194)	$(6,088)
Change in unrealized gain (loss) on available-for-sale securities	166	(29)

Comprehensive loss	$(29,028)	$(6,117)

3.    Restructuring Costs

In June 2002, the Company refocused its resources on advancing the development of several promising antibiotic and antifungal compounds that have emerged from its research pipeline. As a result, the Company eliminated several early discovery programs that employed approximately 80 people to shift discovery funding to these lead compounds and clinical development candidates. In connection with the restructuring the Company recorded a restructuring charge of $10.7 million in the quarter ended June 30, 2002.

The restructuring expenses consist of non-cash charges of $7.5 million and cash charges of $3.2 million. The non-cash charges consist primarily of a $6.3 million impairment charge of the goodwill associated with the acquisition of The Althexis Company (“Althexis”) in October 2001 and an $0.8 million non-cash impairment charge on the carrying value of certain equipment that is held for sale. The cash charges consist primarily of $1.4 million in severance costs as well as $1.4 million in costs associated with exiting certain lease and other facility exit costs incurred as a direct result of these plans, which will not have future benefits.

Of the total restructuring charges unpaid as of June 30, 2002, $0.8 million has been classified as a long term liability in the accompanying condensed consolidated balance sheets, as these are lease commitments that extend past a year. The remaining restructuring charges of $2.5 million are classified in the condensed consolidated balance sheets as a current liability as these costs will be paid within the year.

4.    Long-Lived Assets Held for Sale

The restructuring plan detailed in Note 3 resulted in a commitment by the Company to sell certain scientific equipment with a carrying value of $1.4 million. The Company believes that the equipment will be sold no later than the end of the year. On June 30, 2002, the Company determined that the plan of sale criteria in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met. Accordingly, the carrying value of the scientific equipment was adjusted to its fair value less costs to sell, amounting to $0.7 million, which was determined based on quoted market prices of similar assets. The resulting $0.8 million non-recurring impairment loss has been recorded as part of the restructuring charge in the second quarter 2002 condensed consolidated statements of operations. The carrying value of the scientific equipment that is held for sale is separately presented in the “Assets Held for Sale” caption in the condensed consolidated balance sheets.

5.    Goodwill Impairment

        In management’s opinion, the restructuring detailed in Note 3 represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of June 30, 2002. In assessing the recoverability of the goodwill associated with the acquisition of Althexis, we made assumptions regarding estimated future cash flows associated with the technologies that were under development by Althexis and other factors to determine the fair value of the intangible assets acquired. The results of the impairment test indicated that no goodwill was present due to the decision not to

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursue the research activities at Althexis and accordingly, we recognized a one-time goodwill impairment charge of $6.3 million in the second quarter of 2002, which was included in the restructuring charge.

The remaining goodwill as of June 30, 2002 of $1.5 million is the goodwill associated with the acquisition of Maret Pharmaceuticals, Inc. (“Maret”). As of June 30, 2002, the value of the goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

6.    Acquisition of Maret Pharmaceuticals, Inc.

In March 2002, we completed our acquisition of Maret for an aggregate purchase price of $7.3 million. The acquisition of Maret was structured as a tax-free share exchange and was accounted for under the purchase method of accounting. In connection with the acquisition, we issued a total of 2.0 million shares of our common stock, valued at $3.39 per share, or approximately $6.8 million. This per share fair value represents the average closing price of our common stock on and about the date of the merger agreement. In addition, we assumed $2.0 million in net financial liabilities, consisting mainly of accounts payable and accrued liabilities as well as cash advances to Maret by Essential made prior to the acquisition, and incurred $0.5 million of acquisition-related liabilities. The condensed consolidated financial statements herein include Maret’s operating results from the date of acquisition.

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

The following unaudited pro forma summary presents the condensed consolidated results of operations for Essential as if the acquisition had taken place on January 1, 2001, and excludes the write-off of in-process research and development of $7.7 million. The unaudited pro forma summary for the six months ended June 30, 2001 also includes the results of Essential as if its October 24, 2001 acquisition of The Althexis Company, Inc., previously disclosed in our annual report on Form 10-K for the year ended December 31, 2001, had taken place on January 1, 2001.

	June 30, 2002	June 30, 2001
	(in thousands, except per share data)
Revenues	$5,388	$7,748
Net loss allocable to common stockholders	$(11,332)	$(7,278)
Pro forma basic and diluted net loss per common share	$(0.62)	$(0.39)

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma net loss and net loss per share amounts for each period above exclude the acquired in-process research and development charge. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be achieved in the future.

7.    Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to be met in order to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The goodwill resulting from the acquisition of Maret is not being amortized.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with transition provisions for assets “held for sale” that were initially recorded under previous models (APB No. 30 or SFAS No. 121) and do not meet the new “held for sale” criteria. We adopted SFAS No. 144 in the first quarter of 2002, and the adoption did not have any impact on our financial position or results of operations at that time.

8.    Subsequent Events

In June 2002, the Company negotiated a $1.5 million lease line to finance the cost of capital purchases. As of June 30, 2002, the Company had not drawn down on this lease line but expects to draw down the remainder over the next six months. All amounts drawn on the lease line are required to be repaid in 48 equal monthly installments commencing in January 2003 at an interest rate of 9.94%.

In August 2002, the Company entered into an agreement with Fleet National Bank for a $2.5 million term loan to be used to finance leasehold improvements and equipment purchases at the Company’s new headquarters. The line would be drawn down through December 31, 2002 and would be payable in 16 equal quarterly installments beginning in March 2003 with an interest rate of LIBOR plus 100 basis points. Cash and marketable securities will collateralize the loan.

In August 2002, the Company entered into a collaborative research and development agreement with Fujisawa Pharmaceutical Co., Ltd. (“Fujisawa”). Essential will develop assay systems for the discovery of antibacterial antibiotics and will perform high-throughput screening of the compounds in Fujisawa’s library through a subcontractor. Fujisawa will conduct lead generation and optimization and will exclusively develop, manufacture and market the resulting products worldwide. The agreement provides for reimbursement revenue, payments upon the achievement of specified milestones and royalties based on worldwide sales of products.

I tem 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Essential Therapeutics, Inc. is a biopharmaceutical company committed to the development of breakthrough products for treatment of life-threatening diseases in the areas of hematology, oncology and infectious diseases. Essential is dedicated to commercializing novel small molecule products addressing important unmet therapeutic needs. Our lead product, ETRX 101, is a small molecule angiotensin derivative for treatment and prophylaxis of the suppression of blood cells, known as myelosuppression, and other serious clinical diseases. Essential also has broad-based antibiotic and antifungal discovery and development programs with a significant product pipeline.

Acquisitions

On March 11, 2002, we completed the acquisition of Maret Pharmaceuticals, Inc., as a result of which Maret became a wholly owned subsidiary of Essential.

On October 24, 2001, we completed the acquisition of The Althexis Company, Inc., as a result of which Althexis became a wholly owned subsidiary of Essential.

The acquisitions were accounted for under the purchase method of accounting. The condensed consolidated financial statements discussed herein reflect the inclusion of the results of Maret and Althexis from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

Collaboration Agreements

We have entered into collaboration agreements with major pharmaceutical and biotechnology companies relating to a range of therapeutic products and services. These agreements provide us with the opportunity to receive license fees and funding research, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or share profits if our collaborations are successful in developing and commercializing products. The collaborations which we consider material to our business are:

•
a collaboration agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or as we refer to them, J&JPRD to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci as well as a backup candidate.

•
another collaboration with J&JPRD with a focus on the discovery of products from our natural product extracts. We have provided J&JPRD with access to our natural products library for the purpose of screening for activity in various biological and therapeutic applications.

•
a collaboration agreement with Daiichi Pharmaceutical Co., Ltd. to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi’s quinolone antibiotics to target gram-negative bacteria, including pseudomonas.

•
a collaboration agreement with NAEJA Pharmaceutical, Inc. to discover, develop and commercialize drugs based upon NAEJA’s proprietary azole antifungals and our proprietary fungal efflux pump inhibitor leads.

•	a collaboration agreement with Pfizer Inc. to implement our bacterial in vitro essential gene and multi-channel screening system to discover novel classes of antibiotics.

•
a collaboration agreement with Schering-Plough Animal Health Corporation, or as we refer to them, SPAH, to discover and develop compounds to be used in the treatment of veterinary bacterial infections based upon application of our efflux pump technology to existing SPAH antibacterials.

•
a collaboration with Iconix Pharmaceuticals, Inc., a biotechnology company to which we licensed or assigned genetics technology. Currently, we hold approximately a 17% ownership interest in Iconix, on a fully diluted basis. Iconix has applied the genetics technology to a number of viral disease targets in a search for novel antiviral agents in collaborative research funded by Essential.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The guidance defines a critical accounting policy as one that is both important to the portrayal of the company’s financial condition and results and one that requires management’s most subjective judgment, as most often it requires the need to make estimates about the effect of matters that are highly uncertain. On an on-going basis, we evaluate our estimates, including those related to accruals and revenue recognition. We base our estimates on historical experience and facts and circumstances that exist at each balance sheet date. While our significant accounting policies are described in Note 2 of these financial statements, we believe the following accounting policy to be critical:

Revenue Recognition—As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies. Pursuant to our collaboration agreements, we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically non-refundable up-front payments for licenses to develop, manufacture and market any products that are developed as a result of collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of collaboration. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed in accordance with the terms of the collaboration agreements. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

Revenues.    Total revenues for the second quarter of 2002 were $2.3 million compared to $1.9 million in the second quarter of 2001 and were derived primarily from the major collaboration agreements. The increase during the period was due primarily to increased research funding from SPAH.

Research and Development Expenses.    Research and development expenses for the second quarter increased from $4.4 million in 2001 to $6.4 million in 2002, due primarily to the inclusion of the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Additionally, research and development expenses slightly increased due to higher expenses for payroll and rent and the termination of the facilities and support contract with Iconix in February 2002. The increase in expenses was partially offset by lower expenses for recruiting and outside services.

Research and development expenses consist of salary and related fringe benefit expenses as well as laboratory supplies and chemicals, outside contract services and facility costs. Members of our research and development team typically work on a number of development projects concurrently. We have not historically tracked separately the costs associated with our various projects so as to enable accurate disclosure of the actual costs incurred to date on a project-by-project basis. Due to the risks inherent in the drug development process we are unable to estimate with any certainty the costs we will incur in advancing our projects toward commercialization. We do expect our research and development costs to increase as we continue to advance our existing projects through pre-clinical and clinical phases and as we incorporate the new projects assumed in the acquisition of Maret into our business.

General and Administrative Expenses.    General and administrative expenses for the second quarter increased from $1.3 million in 2001 to $2.5 million in 2002, due primarily to the inclusion of the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively, as well as higher rent expense and the termination of the facilities and support contract with Iconix in February 2002.

Restructuring Expenses.    In connection with the elimination of several of our early stage discovery programs, we recorded total restructuring charges of $10.7 million in the second quarter of 2002. The restructuring expenses consist of non-cash charges of $7.5 million and cash charges of $3.2 million. The $7.5 million in non-cash charges consist primarily of a $6.3 million write-off of goodwill associated with the acquisition of Althexis in the prior year and $0.8 million of reductions in the carrying value of certain research equipment now held for sale. The cash charges consist primarily of $1.4 million in severance and related costs and $1.4 million in lease costs for excess facilities.

Interest Income, net.    Interest income for the second quarter increased from $0.2 million in 2001 to $0.3 million in 2002, due primarily to an increase in average invested cash balances, partially offset by lower interest rates. Interest expense for the second quarter decreased from $31,000 in 2001 to $23,000 in 2002, due primarily to the declining balance on an equipment-financing loan.

Six Months Ended June 30, 2002 and June 30, 2001

Revenues.    Total revenues for the first half of 2002 were $5.4 million, an increase of $0.9 million from $4.5 million for the first half of 2001. The increase in revenues during the period was due primarily to increased research funding and a milestone payment from SPAH. The increase in revenues was partially offset by the conclusion of funded research with Pfizer and Daiichi at the end of the first quarter of 2001.

Research and Development Expenses.    Research and development expenses for the first half of 2002 increased from $8.5 million in 2001 to $12.0 million in 2002, due primarily to the inclusion of the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Additionally, research and development expenses also slightly increased due to higher expenses for payroll, rent expense and the termination of the facilities and support contract with Iconix in February 2002. The increase in expenses was partially offset by lower expenses for recruiting and outside services.

General and Administrative Expenses.    General and administrative expenses for the first half of 2002 increased from $2.5 million in 2001 to $4.7 million in 2002, due primarily to the inclusion of the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Additionally, general and administrative expenses slightly increased due to higher rent expense and the termination of the facilities and support contract with Iconix in February 2002.

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

Restructuring Expenses.    Restructuring charges totaling $10.7 million were recorded in the second quarter of 2002, in connection with the elimination of several of our early stage discovery programs. The restructuring expenses consist of non-cash charges of $7.5 million and cash charges of $3.2 million. The $7.5 million in non-cash charges consist primarily of a $6.3 million write-off of goodwill associated with the acquisition of Althexis in the prior year and $0.8 million of reductions in the carrying value of certain research equipment now held for sale. The cash charges consist primarily of $1.4 million in severance and related costs and $1.4 million in lease costs for excess facilities.

Interest Income, net.    Interest income for the first half of 2002 increased from $0.5 million in 2001 to $0.6 million in 2002, due primarily to an increase in average invested cash balances, partially offset by lower interest rates. Interest expense for the first half of 2002 decreased from $72,000 in 2001 to $49,000 in 2002, due primarily to the declining balance on an equipment-financing loan.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, through funds provided under collaboration agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing arrangements. As of June 30, 2002, we had received $126.7 million from the sale of common and preferred stock and $69.3 million from license fees, research support and milestone payments under collaboration agreements.

Cash Flows

Cash, cash equivalents and investments at June 30, 2002 were $43.3 million compared to $59.5 million at December 31, 2001. Trade and other receivables at June 30, 2002 were $1.0 million compared to $5.4 million at December 31, 2001. The decrease in cash during the first six months of 2002 was due primarily to cash used by operations of $13.4 million, $1.3 million in acquisition related costs, $997,000 in capital expenditures, $472,000 in restricted cash and $410,000 in principal payments under our debt obligations. This decrease was partially offset by $192,000 in net proceeds from the issuance of common stock from the exercise of employee stock options.

We invested $997,000 in capital expenditures in the first six months of 2002 compared to $61,000 in the first six months of 2001. We expect to spend up to $2.5 million in 2002 for building improvements related to our Waltham, Massachusetts building lease entered into in January 2002. We expect to finance these improvement expenditures with a bank term loan. We made principal payments under our debt obligations of $410,000 in the first six months of 2002 compared to $778,000 in the first six months of 2001. At June 30, 2002, the remaining balance on our debt obligations was $714,000.

In March 2002, we acquired Maret, a development stage pharmaceutical company with clinical and pre-clinical programs focused in hematology, oncology and the prevention of serious infectious diseases. We expect that this acquisition will increase our research and development and general and administrative spending in the future.

In June 2002, we announced that we shifted our resources from early stage platform discovery efforts to focus on advancing pre-clinical and clinical development of several promising antibiotic and antifungal compounds that emerged from the research pipeline. In connection with the elimination of several of our early stage discovery programs, we recorded total restructuring charges of $10.7 million, which includes cash charges of $3.2 million. The cash charges consist primarily of $1.4 million in severance and related costs and $1.4 million in lease costs for excess facilities. While the restructuring will result in lower salaries and payroll related expenses, we expect to funnel these savings into the advancement of the clinical programs.

Contractual Obligations

In February 2002, we pledged $0.4 million for a standby letter of credit of the same amount, related to our Waltham, Massachusetts building lease entered into in January 2002. The term of the standby letter of credit expires in 2009. Additionally, we have pledged $0.1 million for a credit card line to finance operating expenses.

In June 2002, we negotiated a $1.5 million lease line to finance the cost of capital purchases. As of June 30, 2002, we had not drawn down on this lease line but we expect to draw down the remainder over the next six months. All amounts drawn on the lease line are required to be repaid in 48 equal monthly installments commencing in January 2003 at an interest rate of 9.94%.

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

In July 2002, J&JPR&D initiated Phase I clinical trials with RWJ-442831, an Essential-developed prodrug form of the collaboration’s lead parenteral cephalosporin product, known as RWJ-54428. The Phase I clinical trials for this cephalosporin compound may not be completed. We have two other cephalosporin compounds in the J&JPR&D collaboration: another parenteral compound that is in pre-clinical development and a cephalosporin intended for oral administration, in the research stage. ETRX 101, our small molecule angiotensin derivative, has completed Phase I clinical testing. The Phase II clinical trials for this compound may not be completed. Our other potential products are in the pre-clinical or research stage. All of our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration, or FDA, or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, these potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

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

Our strategy for enhancing our research and development capability and funding, in part, our capital requirements involves entering into collaboration agreements with major pharmaceutical companies, which we refer to as our partners. We have entered into collaboration agreements with J&JPR&D, Daiichi, Pfizer, Schering-Plough Animal Health and Fujisawa. Under these agreements, our partners are responsible for:

•	selecting which compounds discovered in the appropriate collaboration will proceed into subsequent development, if any;

•	conducting pre-clinical testing, clinical trials and obtaining required approvals for potential products; and

•	manufacturing and commercializing any approved products.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred substantial net losses in every year since our inception in December 1992. We had net losses allocable to common stockholders of $10.7 million in 1999, $13.9 million in 2000 and $28.2 million in 2001. We had an accumulated deficit of $110.3 million through June 30, 2002. We expect to continue to incur operating losses over the next several years.

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

Either we or our collaborators must show through pre-clinical studies and clinical trials that each of our pharmaceutical products is safe and effective in humans for each indication before obtaining regulatory clearance from the FDA for the commercial sale of that pharmaceutical product. If we fail to adequately show the safety and effectiveness of a pharmaceutical product, regulatory approval could be delayed or denied. The results from pre-clinical studies and early clinical trials are often different than the results that are obtained in large-scale testing. We cannot be certain that we will show sufficient safety and effectiveness in our clinical trials that would allow us to obtain regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. If we observe unacceptable toxicities or other side effects, we, our partner or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The process of obtaining FDA and other required regulatory approvals can vary a great deal based upon the type, complexity and novelty of the products involved. Delays or rejections may be caused by additional government regulation from future legislation or administrative action or changes in FDA policy during the period of clinical trials and FDA regulatory review. Similar delays also may be experienced in foreign countries.

None of our drug candidates has received regulatory approval. If we fail to obtain this approval, we will be unable to manufacture and sell our drug products commercially. Even if we obtain regulatory approval and begin selling a pharmaceutical product, we may be required to continue clinical studies. In addition, identification of side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional pre-clinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

If we obtain regulatory approval, we will also be subject to existing and future FDA regulations and guidelines and continued regulatory review. In particular, we, our collaborators, or any third party that we use to manufacture the drug, will be required to adhere to regulations setting forth current good manufacturing practices. The regulations require that we manufacture our products and maintain our records in a particular way with respect to manufacturing, testing and quality control activities. Furthermore, we, our collaborators, or our third-party manufacturers, must pass a pre-approval inspection of manufacturing facilities by the FDA before obtaining marketing approval.

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

OUR COMMON STOCK MAY BE DELISTED.

Our common stock is presently listed on the Nasdaq National Market System under the symbol “ETRX.” All companies listed on Nasdaq are required to comply with certain continued listing standards, including maintaining stockholders’ equity of at least $10,000,000 or a minimum bid price of at least $1.00. We are not in compliance with this stockholders’ equity standard as of June 30, 2002. We intend to explore various alternatives and take steps to address any Nasdaq listing standard noncompliance. We cannot assure you that any appeal of any Nasdaq delisting determination will prove successful. If we are unable to work out any listing standard noncompliance with Nasdaq, or otherwise regain compliance, we cannot assure you that our common stock will continue to remain eligible for listing on Nasdaq. In the event that Essential’s common stock is delisted from Nasdaq, its market value and liquidity would be materially adversely affected. Moreover, any delisting of our common stock from the Nasdaq National Market would constitute a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. For a description of the holder optional repurchase event and the rights of the Series B preferred stockholders associated therewith, please see Note 7 to our financial statements filed with our Form 10-K for the year ended December 31, 2001.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, gene discoveries, screening technology and other proprietary technology. We have numerous patent applications in the United States, in addition to applications filed in other countries, in order to protect clinical and lead compounds, gene discoveries and screening technology, and more than 55 United States patents have been issued to date on these applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the United States covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted there under will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

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

Competing technologies may be developed that would render our technologies obsolete or noncompetitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat myelosuppression and each of the infectious diseases for which we are seeking to develop therapeutic products. We cannot assure you that our competitors will not develop competing drugs that are more effective than those developed by us and our partners or obtain regulatory approvals of their drugs more rapidly than we and our partners, thereby rendering our and our partners’ drugs obsolete or noncompetitive. Moreover, we cannot assure you that our competitors will not obtain patent protection or other intellectual property rights that would limit our and our partners’ ability to use our technology or commercialize our or their drugs.

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

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

We are highly dependent on management and scientific staff, including Mark Skaletsky, our President and Chief Executive Officer, George H. Miller, Ph.D., our Executive Vice President—Research and Development, Paul Mellett, our Senior Vice President and Chief Financial Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. In recent years, because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition attracting and retaining employees from the limited number of qualified personnel available. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have qualities such as greater financial and other resources, different risk profiles and a longer history in the industry, or provide different opportunities, such as greater career advancement, that may be more appealing to, and helpful in attracting and retaining, qualified personnel. We cannot assure you that we will be able to attract and retain the personnel we require on acceptable terms, or at all. In the event we are unable to do so, the rate at which we can develop and commercialize drugs will be limited.

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

WE MAY NOT BE ABLE TO EFFECTIVELY AND EFFICIENTLY INTEGRATE THE OPERATIONS OF ESSENTIAL THERAPEUTICS WITH ALTHEXIS AND MARET.

Integrating the operations and management of Essential with Althexis and Maret will be a complex process, and we cannot assure you that this integration will be completed rapidly or will achieve all of the anticipated synergies and other benefits expected from the acquisitions. The integration of the three companies will require significant management attention, which may temporarily distract management from its usual focus on the daily operations of the combined company. Moreover, as a result of the change of our corporate headquarters from California to Massachusetts and the operation of offices on both coasts, management will face new challenges. Management’s inability to successfully integrate the operations of Essential with Althexis and Maret, or any significant delay in achieving this integration, could cause our business to suffer.

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR RESTRUCTURING.

In June 2002, we announced and initiated a strategic restructuring of our business. We initiated this transaction with the expectation that it will result in a refocused company that will concentrate its resources on advancing the development of several promising antibiotic and antifungal compounds that have emerged from our research pipeline. Achieving the benefit of this restructuring will depend in part on the focusing of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the restructuring will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that, following this transaction, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the restructuring or that the restructuring will result in increased earnings, or reduced losses, for the company in any future period.

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

Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

•	costs or difficulties related to the integration of the businesses of Althexis and Maret being greater than expected;

•	demands placed on management by the change in the size of Essential;

•	unanticipated increases occurring in financing and other costs;

•	general economic or business conditions being less favorable than expected; and

•	legislative or regulatory changes adversely affecting Essential or the biopharmaceutical industry generally.

I tem 3.    Quantitative and Qualitative Disclosures About Market Risk

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

As of June 30, 2002 we did not have any off-balance sheet financings.

Foreign Currency Exchange Risk

At this time, we do not participate in any foreign currency exchange activities; therefore, we are not subject to risk of gains or losses for changes in foreign exchange rates.

PART II.    OTHER INFORMATION

I tem 4.    Submission of Matters to a Vote of Security Holders

The Company’s 2002 Annual Meeting of Stockholders was held on May 23, 2002. The following is a description of the two matters submitted to a vote of the stockholders at such meeting and the results of the voting.

(a)  At the meeting two directors were elected to serve on the Company’s Board of Directors.

Director Elected	Number of Shares Voted For	Number of Shares Voted Against Or Withheld	Number of Shares Abstained
Kate Bingham	12,058,920	—	—
James E. Rurka	30,220,753	45,236	—

The following directors’ terms of office as directors continued after the meeting: Richard H. Aldrich, Charles W. Newhall III, David Schnell, M.D., Mark Skaletsky and John P. Walker.

(b)  To ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002.

Number of Shares Voted For:	24,652,131
Number of Shares Voted Against or Withheld:	9,520
Number of Shares Abstained:	15,514

I tem 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits have been filed with this report:

10.1	†	Amendment No. 4 to the Research Agreement between Maret Corporation and the University of Southern California dated June 24, 2002.

99.1		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

On June 10, 2002, Essential Therapeutics, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to announce the Company’s intention to advance clinical development programs and to restructure resources to focus on development goals.

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

Dated: August 14, 2002