Form 10-Q
period 2002-09-30
ESSENTIAL THERAPEUTICS INC
filed 2002-11-14
CIK 1010915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares of Common Stock, $0.001 par value per share, outstanding as of November 1, 2002: 18,941,394

ESSENTIAL THERAPEUTICS, INC.

INDEX FOR FORM 10-Q
For the Quarter Ended September 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(in thousands, except share amounts)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,153	$57,469
Marketable securities	27,172	2,065
Restricted cash	100	—
Trade and other receivables	637	5,403
Prepaid expenses and other current assets	1,354	518
Assets held for sale	460	—

Total current assets	41,876	65,455
Restricted cash	885	—
Property and equipment, net	4,681	5,538
Goodwill	1,526	6,276
Other assets	1,307	775

Total assets	$50,275	$78,044

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,066	$1,284
Accrued compensation	1,381	2,210
Current portion of notes payable	1,002	668
Accrued merger and financing costs	10	700
Deferred revenue	904	3,579
Accrued restructuring	1,730	—
Other accrued liabilities	1,178	1,196

Total current liabilities	7,271	9,637
Long-term portion of notes payable	657	456
Long-term portion of accrued restructuring	658	—
Accrued rent	345	395
Series B convertible redeemable preferred stock, par value $0.001; 60,000 shares authorized; 60,000 shares issued and outstanding at September 30, 2002 and December 31, 2001 (net of deemed dividend and issuance costs)	53,051	51,775
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 5,000,000 shares authorized; 60,000 Series B shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 18,858,017 and 16,752,723 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	19	17
Additional paid-in capital	105,079	99,800
Deferred compensation	(1,584)	(2,692)
Notes receivable from officers	(217)	(231)
Accumulated deficit	(115,386)	(81,113)
Accumulated other comprehensive income	382	—

Total stockholders’ equity (deficit)	(11,707)	15,781

Total liabilities and stockholders’ equity (deficit)	$50,275	$78,044

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Research revenue	$1,267	$1,030	$5,131	$3,761
Milestone, licensing and other revenue	570	1,893	2,086	3,677

Total revenues	1,837	2,923	7,217	7,438
Operating expenses:
Research and development	4,728	4,201	16,687	12,678
General and administrative	2,536	1,045	7,244	3,508
Purchased in-process research and development	—	—	7,702	—
Restructuring charges	—	—	10,720	—

Total operating expenses	7,264	5,246	42,353	16,186

Loss from operations	(5,427)	(2,323)	(35,136)	(8,748)
Interest and other income, net	348	69	863	406

Net loss	(5,079)	(2,254)	(34,273)	(8,342)
Accretion of deemed dividend to Series B preferred stockholders	(426)	—	(1,276)	—

Net loss allocable to common stockholders	$(5,505)	$(2,254)	$(35,549)	$(8,342)

Basic and diluted net loss per common share	$(0.30)	$(0.20)	$(1.99)	$(0.73)

Weighted-average shares used in computing basic and diluted net loss per common share	18,481	11,519	17,821	11,497

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(34,273)	$(8,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,536	1,624
Stock compensation expense	684	24
Notes receivable from officers	14	—
Purchased in-process research and development	7,702	—
Accrued rent	9	85
(Gain) loss on fixed assets disposal	(78)	44
Goodwill impairment	6,276	—
Charges for impairment of assets	1,037	—
Changes in assets and liabilities:
Trade and other receivables	4,466	7,205
Prepaid expenses and other current assets	(836)	(109)
Other assets	(532)	(860)
Accounts payable	(1,440)	616
Accrued compensation	(1,005)	339
Accrued restructuring	1,672	—
Other accrued liabilities	(77)	370
Deferred revenue	(2,675)	(4,881)

Net cash used in operating activities	(17,520)	(3,885)

Cash flows from investing activities:
Short-term loan to Maret prior to acquisition	(275)	—
Direct costs of Althexis acquisition	(700)	—
Direct costs of Maret acquisition	(487)	—
Purchase of short-term investments	(25,725)	(3,934)
Sales and maturities of short-term investments	1,000	12,750
Change in restricted cash	(985)	—
Net proceeds from sales of fixed assets	333	—
Capital expenditures	(1,693)	(221)

Net cash provided by (used in) investing activities	(28,532)	8,595

Cash flows from financing activities:
Principal payments on notes payable	(582)	(1,183)
Proceeds from debt financing	1,117	—
Net proceeds from issuance of common stock	201	268

Net cash provided by (used in) financing activities	736	(915)

Net increase (decrease) in cash and cash equivalents	(45,316)	3,795
Cash and cash equivalents at beginning of period	57,469	3,744

Cash and cash equivalents at end of period	$12,153	$7,539

Supplemental disclosure of cash flow information:
Interest paid	$77	$93

Supplemental disclosure of Maret acquisition:
Tangible assets acquired	$82
Liabilities assumed	2,033
Goodwill acquired	1,526
Acquisition costs incurred	497
Purchased in-process research and development	7,702
Common stock issued	6,780

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

Revenue Recognition—As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies. Pursuant to our collaboration agreements, we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically non-refundable upfront payments for licenses to develop, manufacture and market any products that are developed as a result of collaboration. These payments are recognized over the expected research term on a ratable basis. A change in the term of a collaborative research agreement may result in a change of the period over which an upfront, non-refundable license payment is recognized. Such a change would be treated prospectively at the time of the extension. Research support payments are typically contractually obligated payments to fund research and development over the term of collaboration. Deferred revenue may result when we receive funding prior to commencing research efforts, or when we have not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. Milestone payments that are “at risk” at the inception of a collaborative effort are recognized upon the achievement of the milestone. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed in accordance with the terms of the collaboration agreements. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

Segment Information—SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in one business segment, which primarily focuses on the development and commercialization of pharmaceutical products.

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

ESSENTIAL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three months ended
	September 30, 2002	September 30, 2001
	(in thousands)
Net loss	$(5,079)	$(2,254)
Change in unrealized gain (loss) on available-for-sale securities	216	—

Comprehensive loss	$(4,863)	$(2,254)

	Nine months ended
	September 30, 2002	September 30, 2001
	(in thousands)
Net loss	$(34,273)	$(8,342)
Change in unrealized gain (loss) on available-for-sale securities	382	(29)

Comprehensive loss	$(33,891)	$(8,371)

3.    Restructuring Costs

During the second quarter of fiscal 2002, the Company recorded a restructuring charge of approximately $10.7 million. The charge was a result of the Company’s refocusing of its resources on advancing the development of several compounds that have been acquired or have emerged from its research pipeline and thus making the decision to eliminate several early stage discovery programs. Specific actions taken included the reduction of the Company’s workforce by 73 employees, disposing of excess equipment and consolidating facilities. The following table summarizes the activity during the third quarter ended September 30, 2002 related to the second quarter restructuring.

	Balance at June 30, 2002	Cash Payments	Non-Cash Charges	Balance at September 30, 2002
	(in thousands)
Severance and benefits	$721	$560	$—	$161
Excess facilities and equipment	2,189	213	47	1,929
Other restructuring-related costs	392	94	—	298

	$3,302	$867	$47	$2,388

As of September 30, 2002, the majority of the remaining balance of the second quarter 2002 restructuring charge included accrued liabilities related to costs associated with exiting certain lease and other facility exit costs which will not have future benefits and which will be paid over the respective remaining lease terms. Of the total restructuring charges unpaid as of September 30, 2002, $0.7 million has been classified as a long-term liability in the accompanying condensed consolidated balance sheets, as these charges are related to lease commitments that extend past a year.

4.    Long-Lived Assets Held for Sale

During the second quarter of 2002 in conjunction with the restructuring plan detailed in Note 3, the Company committed to sell certain scientific equipment with a carrying value of $1.4 million. The carrying value of the scientific equipment was adjusted to its fair value less costs to sell, amounting to $0.7 million, which was determined based on quoted market prices of similar assets. The resulting $0.8 million non-recurring impairment loss was recorded as part of the restructuring charge in the second quarter 2002 condensed consolidated statements of operations. The carrying value of the scientific equipment that is held for sale is separately presented in the “Assets Held for Sale” caption in the condensed consolidated balance sheets and as of September 30, 2002, $0.5 million is still classified as “Assets Held for Sale”. The Company believes that the equipment will be sold no later than the end of the year.

ESSENTIAL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Goodwill Impairment

In management’s opinion, the restructuring detailed in Note 3 represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of June 30, 2002. In assessing the recoverability of the goodwill associated with the acquisition of Althexis, we made assumptions regarding estimated future cash flows associated with the technologies that were under development by Althexis and other factors to determine the fair value of the intangible assets acquired. The results of the impairment test indicated that no goodwill was present due to the decision not to pursue the research activities at Althexis and accordingly, we recognized a one-time goodwill impairment charge of $6.3 million in the second quarter of 2002, which was included in the restructuring charge.

The remaining goodwill as of September 30, 2002 of $1.5 million is the goodwill associated with the acquisition of Maret Pharmaceuticals, Inc. (“Maret”). As of September 30, 2002, the value of the goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

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

The following unaudited pro-forma summary presents the condensed consolidated results of operations for Essential as if the acquisition had taken place on January 1, 2001, and excludes the write-off of in-process research and development of $7.7 million. The unaudited pro-forma summary for the nine months ended September 30, 2001 also includes the results of Essential as if its October 24, 2001 acquisition of The Althexis Company, Inc., previously disclosed in our annual report on Form 10-K for the year ended December 31, 2001, had taken place on January 1, 2001.

ESSENTIAL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	September 30, 2002	September 30, 2001
	(in thousands, except per share data)
Revenues	$7,225	$10,212
Net loss allocable to common stockholders	$(27,131)	$(13,043)
Pro-forma basic and diluted net loss per common share	$(1.48)	$(0.70)

The pro-forma net loss and net loss per share amounts for each period above exclude the acquired in-process research and development charge. The pro-forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be achieved in the future.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

8.    Subsequent Events

In November 2002, the Company entered into separate Conversion Agreements with certain holders of its issued and outstanding shares of Series B preferred stock. The holders of Series B preferred stock that have executed the Conversion Agreements have agreed, subject to obtaining the requisite stockholder approval and the satisfaction of certain other closing conditions, to vote all of the outstanding shares held by them in favor of converting all outstanding shares of the Company’s Series B preferred stock into common stock. Each outstanding share of Series B preferred stock shall convert into the number of shares of common stock obtained by dividing the aggregate stated value of the outstanding Series B preferred stock, plus any accrued and unpaid dividends by a per share conversion price of $0.75. This conversion will need to be approved by the stockholders and is subject to the satisfaction of certain other closing conditions. If approved, 80 million new shares of common stock will be issued in exchange for the 60,000 shares of Series B preferred stock outstanding and the rights, preferences and privileges associated with the Series B preferred stock will be terminated. The conversion will result in an increase in the Company’s stockholders’ equity of approximately $53.0 million. Additionally, the excess of the fair value of the common stock issued to the Series B preferred stockholders over the fair value of the securities issuable pursuant to the original conversion terms is considered to be a deemed dividend to the Series B preferred stockholders. Accordingly, such dividend will be reflected as an increase in the net loss applicable to common stockholders for purposes of

ESSENTIAL THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

computing net loss per common share. Assuming a fair value of $1.00 per common share, the increase in net loss applicable to common stockholders would be $60 million.

Assuming the above discussed conversion is both approved by the stockholders and ultimately closes, the following condensed consolidated unaudited pro-forma balance sheet gives effect to the reclassification of the existing redeemable preferred stock balance into stockholders’ equity as if the transaction had taken place as of September 30, 2002:

	Historical		Pro-forma
	September 30, 2002	Pro-forma Adjustments	September 30, 2002
	(in thousands)
Current assets	$41,876		$41,876
Property and equipment, net	4,681		4,681
Goodwill	1,526		1,526
Other assets	2,192		2,192

Total assets	$50,275		$50,275

Current liabilities	$7,271		$7,271
Long-term liabilities	1,660		1,660
Redeemable preferred stock	53,051	(53,051)	—
Stockholders’ (deficit) equity	(11,707)	53,051	41,344

Total liabilities and stockholders’ equity	$50,275	—	$50,275

A Special Meeting for Stockholders is expected to be called later this year and the Company has previously filed a preliminary Proxy Statement with respect thereto, to vote on the above issue as well as to vote on these additional proposals:

(1)
an amendment to the Company’s Restated Certificate of Incorporation to allow for the conversion of all outstanding shares of Series B preferred stock upon the Company’s receipt of elections to convert executed by the holders of at least 75% of the outstanding shares of the Series B preferred stock,

(2)	an amendment to the Company’s Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue, and
(3)
an amendment to the Company’s Restated Certificate of Incorporation that would authorize the Board of Directors to effect a reverse stock split, if the Board of Directors of the Company determines that such an amendment would be in the best interest of the Company and its stockholders.

In the event that the stockholders do not approve the above proposals, the Company’s stock will be subject to delisting. In the event that the Company’s stock is delisted from Nasdaq, its market value and liquidity would be materially adversely affected. Moreover, any delisting of our common stock from Nasdaq would constitute a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. Essential would be required to pay the holders of the Series B preferred stock an aggregate of $60.0 million. We do not currently have the funds available to redeem 100 percent of the Series B preferred stock and, in the face of a redemption election by sufficient holders of our Series B preferred stock, may ultimately need to consider taking action that may result in Essential’s dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

9.    Legal Proceedings

The Company was notified in August 2002 that Fresenius Medical Care Holdings, Inc. (“FMCH”) notified Maret of its exercise of appraisal rights. FMCH, a former common stockholder of Maret, claims to exercise these rights under Section 262 of Delaware General Corporation Law in relation to a merger between Maret, Essential and MC Merger Corp. FMCH filed a Petition For Appraisal Of Stock in the Delaware Court of Chancery and delivered notice of such action to Essential’s counsel. Essential does not expect that the matter, if adversely determined, would result in a material adverse change in the business, proceeds, condition, affairs or operations of Essential.

        In October 2002, Essential received a letter from an attorney retained by a common stockholder indicating that his client was considering filing a claim against the Company, its Directors and Officers and Holders of Series B preferred stock for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and related Rule 10b-5 as well as possible other claims. The shareholder has not filed suit and no proceeding is pending. Essential believes that these threatened claims do not have merit. Essential intends to vigorously defend itself against any claims ultimately brought against the Company and its Directors and Officers. No provision for any loss in connection with these possible claims has been provided for in the accompanying financial statements.

ESSENTIAL THERAPEUTICS, INC.

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

Recent Developments

In November 2002, the Company entered into separate Conversion Agreements with certain holders of its issued and outstanding shares of Series B preferred stock. The holders of Series B preferred stock that have executed the Conversion Agreements have agreed, subject to obtaining the requisite stockholder approval and the satisfaction of certain other closing conditions, to vote all of the outstanding shares held by them in favor of converting all outstanding shares of the Company’s Series B preferred stock into common stock. Each outstanding share of Series B preferred stock shall convert into the number of shares of common stock obtained by dividing the aggregate stated value of the outstanding Series B preferred stock, plus any accrued and unpaid dividends by a per share conversion price of $0.75. This conversion will need to be approved by the stockholders and is subject to the satisfaction of certain other closing conditions. If approved, 80 million new shares of common stock will be issued in exchange for the 60,000 shares of Series B preferred stock outstanding and the rights, preferences and privileges associated with the Series B preferred stock will be terminated. The conversion will result in an increase in the Company’s stockholders’ equity of approximately $53.0 million. Additionally, the excess of the fair value of the common stock issued to the Series B preferred stockholders over the fair value of the securities issuable pursuant to the original conversion terms is considered to be a deemed dividend to the Series B preferred stockholders. Accordingly, such dividend will be reflected as an increase in the net loss applicable to common stockholders for purposes of computing net loss per common share. Assuming a fair value of $1.00 per common share, the increase in net loss applicable to common stockholders would be $60 million.

A Special Meeting for Stockholders is expected to be called later this year and the Company has previously filed a preliminary Proxy Statement with respect thereto, to vote on the above issue as well as to vote on these additional proposals:

(1)
an amendment to the Company’s Restated Certificate of Incorporation to allow for the conversion of all outstanding shares of Series B preferred stock upon the Company’s receipt of elections to convert executed by the holders of at least 75% of the outstanding shares of the Series B preferred stock,

(2)	an amendment to the Company’s Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue, and
(3)
an amendment to the Company’s Restated Certificate of Incorporation that would authorize the Board of Directors to effect a reverse stock split, if the Board of Directors of the Company determines that such an amendment would be in the best interest of the Company and its stockholders.

In the event that the stockholders do not approve the above proposals, the Company’s stock will be subject to delisting. In the event that the Company’s stock is delisted from Nasdaq, its market value and liquidity would be materially adversely affected. Moreover, any delisting of our common stock from Nasdaq would constitute a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. Essential would be required to pay the holders of the Series B preferred stock an aggregate of $60.0 million. We do not currently have the funds available to redeem 100 percent of the Series B preferred stock and, in the face of a redemption election by sufficient holders of our Series B preferred stock, may ultimately need to consider taking action that may result in Essential’s dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

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

ESSENTIAL THERAPEUTICS, INC.

Collaboration Agreements

We have entered into collaboration agreements with major pharmaceutical and biotechnology companies relating to a range of therapeutic products and services. These agreements provide us with the opportunity to receive license fees and research funding, and may provide certain additional payments contingent upon our achievement of research and regulatory milestones and royalties and/or share profits if our collaborations are successful in developing and commercializing products. The collaborations which we consider material to our business are:

•
a collaboration agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or as we refer to them, J&JPRD, to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci as well as a backup candidate.

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

•	a research and license collaboration with the University of Southern California to discover, develop and commercialize drugs based on angiotensin peptide analogues.

•
a collaborative research and development agreement with Fujisawa Pharmaceutical Co., Ltd. or as we refer to them, Fujisawa, to develop assay systems for the discovery of antibacterial antibiotics and perform high-throughput screening of the compounds in Fujisawa’s library through a subcontractor. Fujisawa will conduct lead generation and optimization and will exclusively develop, manufacture and market the resulting products worldwide.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The guidance defines a critical accounting policy as one that is both important to the portrayal of the company’s financial condition and results and one that requires management’s most subjective judgment, as most often it requires the need to make estimates about the effect of matters that are highly uncertain. On an on-going basis, we evaluate our estimates, including those related to accruals and revenue recognition. We base our estimates on historical experience and facts and circumstances that exist at each balance sheet date. While our significant accounting policies are described in Note 2 of these financial statements, we believe the following accounting policies to be critical:

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

ESSENTIAL THERAPEUTICS, INC.

Revenue Recognition—As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies. Pursuant to our collaboration agreements, we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically non-refundable up-front payments for licenses to develop, manufacture and market any products that are developed as a result of collaboration. These payments are recognized over the expected research term on a ratable basis. A change in the term of a collaborative research agreement may result in a change of the period over which an up-front, non-refundable license payment is recognized. Such a change would be treated prospectively at the time of the extension. Research support payments are typically contractually obligated payments to fund research and development over the term of collaboration. Deferred revenue may result when we receive funding prior to commencing research efforts, or when we have not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. Milestone payments that are “at risk” at the inception of a collaborative effort are recognized upon the achievement of the milestone. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed in accordance with the terms of the collaboration agreements. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

Results of Operations

Three Months Ended September 30, 2002 and September 30, 2001

Revenues. Total revenues for the third quarter of 2002 were $1.8 million compared to $2.9 million in the third quarter of 2001. Revenues were derived primarily from the major collaboration agreements with J&JPRD, SPAH and Fujisawa. The decrease during the period was primarily due to a decrease in milestone revenue from J&JPRD, partially offset by an increase in research support revenue recognized from the collaboration agreement signed in August 2002 with Fujisawa.

Research and Development Expenses. Research and development expenses for the third quarter increased from $4.2 million in 2001 to $4.7 million in 2002. The third quarter expenses in 2002 included the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Research and development expenses increased primarily due to higher expenses for outside services associated with development of the compounds acquired from Maret. The increase in expenses was partially offset by lower payroll expenses due to reduced research and development headcount in the third quarter of 2002.

Research and development expenses consist of salary and related fringe benefit expenses as well as laboratory supplies and chemicals, outside contract services and facility costs. Members of our research and development team typically work on a number of development projects concurrently. We have not historically tracked separately the costs associated with our various projects so as to enable accurate disclosure of the actual costs incurred to date on a project-by-project basis. Due to the risks inherent in the drug development process we are unable to estimate with any certainty the costs we will incur in advancing our projects toward commercialization. We do expect our research and development costs to increase as we continue to advance our existing projects through pre-clinical and clinical phases and such increase will be substantial if we decide to move ETRX 101 into Phase II trials.

General and Administrative Expenses. General and administrative expenses for the third quarter increased from $1.0 million in 2001 to $2.5 million in 2002. The third quarter expenses in 2002 included the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. General and administrative expenses increased primarily due to higher expenses for payroll and outside services as well as higher rent expense and the termination of the facilities and support contract with Iconix in February 2002.

Interest Income, net. Interest income for the third quarter increased from $89,000 in 2001 to $284,000 in 2002, primarily due to an increase in average invested cash balances, partially offset by lower interest rates. Interest expense for the third quarter increased slightly from $22,000 in 2001 to $28,000 in 2002, due primarily to interest on an equipment lease line entered into in June 2002.

Nine Months Ended September 30, 2002 and September 30, 2001

Revenues. Total revenues for the first nine months of 2002 were $7.2 million, a decrease of $0.2 million from revenues recognized in the first nine months of 2001. The decrease in revenues during the period was primarily due to a decrease in milestone revenue from J&JPRD and the conclusion of funded research with J&JPRD in June 2002. The decrease in revenues

ESSENTIAL THERAPEUTICS, INC.

was partially offset by increased funding and a milestone payment from SPAH and research support revenue recognized from the collaboration agreement signed in August 2002 with Fujisawa.

Research and Development Expenses. Research and development expenses for the first nine months of 2002 increased from $12.7 million in 2001 to $16.7 million in 2002. The 2002 expenses included the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Research and development expenses increased primarily due to higher expenses for payroll, outside services, rent expense and the termination of the facilities and support contract with Iconix in February 2002.

General and Administrative Expenses. General and administrative expenses for the first nine months of 2002 increased from $3.5 million in 2001 to $7.2 million in 2002. The 2002 expenses included the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. General and administrative expenses increased primarily due to higher expenses for payroll, outside services, rent expense and the termination of the facilities and support contract with Iconix in February 2002.

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

Interest Income, net. Interest income for the first nine months of 2002 increased from $0.5 million in 2001 to $0.9 million in 2002, due primarily to an increase in average invested cash balances, partially offset by lower interest rates. Interest expense for the first nine months of 2002 decreased from $93,000 in 2001 to $77,000 in 2002, due primarily to declining balances on equipment-financing loans, partially offset by interest expense on an equipment lease line entered into in June 2002.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of equity securities, through funds provided under collaboration agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing arrangements. As of September 30, 2002, we had received $126.7 million from the sale of common and preferred stock and $71.5 million from license fees, research support and milestone payments under collaboration agreements.

Cash Flows

Cash, cash equivalents and marketable securities at September 30, 2002 were $39.3 million compared to $59.5 million at December 31, 2001. Trade and other receivables at September 30, 2002 were $637,000 compared to $5.4 million at December 31, 2001. The decrease in cash during the first nine months of 2002 was due primarily to cash used by operations of $17.5 million, $1.7 million in capital expenditures, $1.5 million in acquisition related costs, $985,000 in restricted cash and $582,000 in principal payments under our debt obligations. This decrease was partially offset by $1.1 million in proceeds from debt financing, $333,000 in net proceeds from sales of fixed assets and $201,000 in net proceeds from the issuance of common stock from the exercise of employee stock options.

We invested $1.7 million in capital expenditures in the first nine months of 2002 compared to $221,000 in the first nine months of 2001. We expect to spend up to $2.2 million in 2002 for building improvements related to our Waltham, Massachusetts building lease entered into in January 2002. We are financing these improvement expenditures with a bank term loan. We made

ESSENTIAL THERAPEUTICS, INC.

principal payments under our debt obligations of $582,000 in the first nine months of 2002 compared to $1.2 million in the first nine months of 2001. At September 30, 2002, the remaining balance on our debt obligations was $1.7 million.

In March 2002, we acquired Maret, a development stage pharmaceutical company with clinical and pre-clinical programs focused in hematology, oncology and the prevention of serious infectious diseases. We expect that this acquisition will increase our research and development as well as general and administrative spending in the future.

During the second quarter of 2002, we eliminated several early stage discovery programs to focus our resources on advancing the development of several promising compounds that have been acquired or have emerged from our research pipeline. As a result, we recorded a restructuring charge of $10.7 million, which included cash charges of $3.2 million. The cash charges consisted primarily of $1.4 million in severance and related costs and $1.4 million in lease costs for excess facilities. While the restructuring resulted in lower salaries and payroll related expenses, we expect to funnel these savings into the advancement of the clinical programs.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2002:

		Payment due by period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
	(in thousands)
Long-term debt	$1,597	$1,032	$448	$117	$—
Capital lease obligations	237	63	116	58	—
Operating leases	11,800	2,976	6,059	1,568	1,197
Series B convertible redeemable preferred stock	60,000	—	—	60,000	—
Research collaborations	1,201	1,201	—	—	—
Clinical trials	235	235	—	—	—

Total contractual cash obligations	$75,070	$5,507	$6,623	$61,743	$1,197

In October 2001, we completed an equity financing by way of a private placement of an aggregate of 60,000 shares of our Series B convertible redeemable preferred stock for a total purchase price of $60.0 million that by its terms is required to be redeemed in October 2006, or, upon the occurrence of specified adverse events, may be required to be redeemed sooner. Under the terms of our Series B convertible redeemable preferred stock agreements, we would be required to obtain the approval of the preferred stockholders prior to incurring indebtedness above specified amounts. In November 2002, the Company entered into separate Conversion Agreements with certain holders of its issued and outstanding shares of Series B preferred stock. The holders of Series B preferred stock that have executed the Conversion Agreements have agreed, subject to obtaining the requisite stockholder approval and the satisfaction of certain other closing conditions, to vote all of the outstanding shares held by them in favor of converting all outstanding shares of the Company’s Series B preferred stock into common stock. Each outstanding share of Series B preferred stock shall convert into the number of shares of common stock obtained by dividing the aggregate stated value of the outstanding Series B preferred stock, plus any accrued and unpaid dividends by a per share conversion price of $0.75. This conversion will need to be approved by the stockholders and is subject to the satisfaction of certain other closing conditions. If approved, 80 million new shares of common stock will be issued in exchange for the 60,000 shares of Series B preferred stock outstanding and the rights, preferences and privileges associated with the Series B preferred stock will be terminated. The conversion will result in an increase in the Company’s stockholders’ equity of approximately $53.0 million. Additionally, the excess of the fair value of the common stock issued to the Series B preferred stockholders over the fair value of the securities issuable pursuant to the original conversion terms is considered to be a deemed dividend to the Series B preferred stockholders. Accordingly, such dividend will be reflected as an increase in the net loss applicable to common stockholders for purposes of computing net loss per common share. Assuming a fair value of $1.00 per common share, the increase in net loss applicable to common stockholders would be $60 million.

In the event that conversion does not receive the required stockholders approval, the Company’s stock will be subject to delisting. In the event that the Company’s stock is delisted from Nasdaq, its market value and liquidity would be materially adversely affected. Moreover, any delisting of our common stock from Nasdaq would constitute a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. Essential would be required to pay the holders of the Series B preferred stock an aggregate of $60.0 million. We do not currently have the funds available to redeem 100 percent of the Series B preferred stock and, in the face of a redemption election by sufficient holders of our Series B preferred stock, may ultimately need to consider

ESSENTIAL THERAPEUTICS, INC.

taking action that may result in Essential’s dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

In February 2002, we pledged $0.4 million for a standby letter of credit of the same amount, related to our Waltham, Massachusetts building lease entered into in January 2002. The term of the standby letter of credit expires in 2009. Additionally, we have pledged $0.1 million for a credit card line to finance operating expenses.

In June 2002, we negotiated a $1.5 million lease line to finance the cost of capital purchases. As of September 30, 2002, we had drawn down approximately $0.6 million on this lease line and we expect to draw down the remainder over the next three months. All amounts drawn on the lease line are required to be repaid in 48 equal monthly installments commencing in January 2003 at an interest rate of 9.94%.

In September 2002, we negotiated a $2.0 million term loan with Fleet National Bank to finance the build-out of our new corporate headquarters in Waltham, Massachusetts. The $2.0 million will be drawn through December 31, 2002. All amounts drawn on the loan are required to be repaid in 16 equal quarterly installments commencing in March 2003. As of September 30, 2002, $0.6 million had been drawn down under this loan at an interest rate of LIBOR plus 1% or 2.77%.

We expect that our existing capital resources, including the funds from the October 2001 preferred stock financing, interest income and future payments due under our collaboration agreements will enable us to maintain current and planned operations at least into the first half of 2004. However, in the event that the conversion transaction described above does not receive stockholder approval, the Company’s stock may be subject to delisting. In the event that the Company’s stock is delisted from Nasdaq, its market value and liquidity would be materially adversely affected. Moreover, any delisting of our common stock from Nasdaq would constitute a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. Essential would be required to pay the holders of the Series B preferred stock an aggregate of $60.0 million. We do not currently have the funds available to redeem 100 percent of the Series B preferred stock and, in the face of a redemption election by sufficient holders of our Series B preferred stock, may ultimately need to consider taking action that may result in Essential’s dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

We expect to seek additional funds to continue our business activities beyond that time and will seek to raise additional funding, as opportunities arise, from other collaboration arrangements or public or private financings, including sales of equity or debt securities. Any collaboration or licensing arrangements could result in limitations on our ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, there from. Any equity financing could result in dilution to our then-existing stockholders.

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

Risk Factors That May Affect Results

OUR COMMON STOCK MAY BE DELISTED.

        Our common stock is presently listed on the Nasdaq National Market System under the symbol “ETRX.” All companies listed on Nasdaq are required to comply with certain continued listing standards, including maintaining stockholders’ equity of at least $10,000,000 or a minimum bid price of at least $1.00. We are not in compliance with this stockholders’ equity standard as of September 30, 2002 and during the last quarter our minimum bid price has traded under $1.00. Nasdaq has requested that we submit, and we have submitted, a plan which we believe will enable us to achieve and sustain compliance with all applicable Nasdaq listing requirements. However, the plan, which is discussed above, requires stockholder approval. We cannot assure you that we will obtain the necessary stockholder approval or that if approval to implement is granted, that the implementation of the plan will prove successful. If we are unable to work out any listing standard noncompliance with Nasdaq, or otherwise regain compliance, we cannot assure you that our common stock will continue to remain eligible for listing on Nasdaq. In the event that Essential’s common stock is delisted from Nasdaq, its market value and liquidity would be materially adversely affected. Moreover, any delisting of our common stock from the Nasdaq National Market would constitute a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. For a description of the holder optional repurchase event and the rights of the Series B preferred stockholders associated therewith, please see Note 7 to our financial statements filed with our Form 10-K for the year ended December 31, 2001.

ESSENTIAL THERAPEUTICS, INC.

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO DEVELOP PHARMACEUTICAL PRODUCTS.

We recently announced that in late October 2002, we commenced a Phase I clinical study of our lead compound ETRX 101 utilizing a higher dose than used in previous clinical studies of this compound. The Company decided to commence this Phase I trial as a result of its concern that the data generated in pre-clinical and clinical studies conducted at a lower dose lacked robust and consistent indications of efficacy. The Company will use the data from the Phase I trial in determining whether to commence a Phase II study with ETRX 101. We cannot be sure that we will commence a Phase II trial with ETRX 101. In July 2002, J&JPRD initiated Phase I clinical trials with RWJ-442831, an Essential-developed prodrug form of the collaboration’s lead parenteral cephalosporin product, known as RWJ-54428. The Phase I clinical trials for this cephalosporin compound may not be completed. We have two other cephalosporin compounds in the J&JPR&D collaboration: another parenteral compound that is in pre-clinical development and a cephalosporin intended for oral administration, in the research stage. Our other potential products are in the pre-clinical or research stage. All of our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration, or FDA, or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, these potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

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

IF WE ARE UNABLE TO ENTER INTO NEW COLLABORATIONS, MAINTAIN OUR CURRENT COLLABORATIONS WITH OUR PARTNERS OR EXTEND CONCLUDED COLLABORATIONS, DEVELOPMENT OF OUR POTENTIAL PRODUCTS COULD BE DELAYED.

Our strategy for enhancing our research and development capability, building our pipeline and funding, in part, our capital requirements involves in-licensing new compounds for development and entering into collaboration agreements with major pharmaceutical companies, which we refer to as our partners. We are actively seeking in-licensing opportunities, but have not yet commenced negotiations with any potential licensors. We cannot be sure that we will be successful in identifying potential candidates to in-license, or that we will be successful in negotiating agreements with the owners of such technology. The failure to do so could have a material adverse effect on our ability to enhance our development pipeline.

We have entered into collaboration agreements with J&JPRD, Pfizer, Schering-Plough Animal Health and Fujisawa. Under these agreements, our partners are responsible for:

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

ESSENTIAL THERAPEUTICS, INC.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred substantial net losses in every year since our inception in December 1992. We had net losses allocable to common stockholders of $10.7 million in 1999, $13.9 million in 2000 and $28.2 million in 2001. We had an accumulated deficit of $115.4 million through September 30, 2002. We expect to continue to incur operating losses over the next several years.

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

ESSENTIAL THERAPEUTICS, INC.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, screening technology and other proprietary technology. We have numerous patent applications in the United States, in addition to applications filed in other countries, in order to protect clinical and lead compounds, gene discoveries and screening technology, and more than 55 United States patents have been issued to date on these applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the United States covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted there under will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

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

ESSENTIAL THERAPEUTICS, INC.

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

ESSENTIAL THERAPEUTICS, INC.

product liability claims, even if we were to prevail ultimately, may have a material adverse effect on our business and results of operations.

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

We are highly dependent on management and scientific staff, including Mark Skaletsky, our President and Chief Executive Officer, Tim Noyes, our Chief Operating Officer, George H. Miller, Ph.D., our Executive Vice President—Research and Development, Paul Mellett, our Senior Vice President and Chief Financial Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. In recent years, because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition attracting and retaining employees from the limited number of qualified personnel available. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have qualities such as greater financial and other resources, different risk profiles and a longer history in the industry, or provide different opportunities, such as greater career advancement, that may be more appealing to, and helpful in attracting and retaining, qualified personnel. We cannot assure you that we will be able to attract and retain the personnel we require on acceptable terms, or at all. In the event we are unable to do so, the rate at which we can develop and commercialize drugs will be limited.

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

ESSENTIAL THERAPEUTICS, INC.

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

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF MARET.

On March 11, 2002, we concluded our acquisition of Maret. We consummated this transaction with the expectation that it would result in a substantial addition to our existing product development pipeline. Achieving this benefit will depend in part on our success in moving the acquired compounds through pre-clinical and clinical development. We cannot assure you that, following this acquisition, we will achieve revenues, specific net income or loss levels, that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period.

WE MAY NOT BE ABLE TO EFFECTIVELY AND EFFICIENTLY INTEGRATE THE OPERATIONS OF ESSENTIAL THERAPEUTICS WITH ALTHEXIS.

        Integrating the operations and management of Essential with Althexis will be a complex process, and we cannot assure you that this integration will be completed rapidly or will achieve all of the anticipated synergies and other benefits expected from the acquisition. Moreover, as a result of the change of our corporate headquarters from California to Massachusetts and the operation of offices on both coasts, management will face new challenges. Management’s inability to successfully integrate the operations of Essential with Althexis, or any significant delay in achieving this integration, could cause our business to suffer.

ESSENTIAL THERAPEUTICS, INC.

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR RESTRUCTURING.

In June 2002, we restructured our business. We initiated this transaction with the expectation that it will result in a refocused company that will concentrate its resources on advancing the development of several promising compounds that have been acquired or have emerged from our research pipeline. Achieving the benefit of this restructuring will depend in part on the focusing of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the restructuring will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that, following this transaction, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the restructuring or that the restructuring will result in increased earnings, or reduced losses, for the company in any future period.

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

ESSENTIAL THERAPEUTICS, INC.

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

The interest rates on our capital lease obligations are fixed and therefore not subject to interest rate risk; however, the interest rate on the bank term loan for the build-out of our new facility is a floating rate tied to LIBOR and is thus subject to interest rate risk.

As of September 30, 2002 we did not have any off-balance sheet financings.

Foreign Currency Exchange Risk

At this time, we do not participate in any foreign currency exchange activities; therefore, we are not subject to risk of gains or losses for changes in foreign exchange rates.

Item 4.    Controls and Procedures

Essential management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls pursuant to Exchange Act Rule 1a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes to internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

ESSENTIAL THERAPEUTICS, INC.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company was notified in August 2002 that Fresenius Medical Care Holdings, Inc. (“FMCH”) notified Maret of its exercise of appraisal rights. FMCH, a former common stockholder of Maret, claims to exercise these rights under Section 262 of Delaware General Corporation Law in relation to a merger between Maret, Essential and MC Merger Corp. FMCH filed a Petition For Appraisal Of Stock in the Delaware Court of Chancery and delivered notice of such action to Essential’s counsel. Essential does not expect that the matter, if adversely determined, would result in a material adverse change in the business, proceeds, condition, affairs or operations of Essential.

In October 2002, Essential received a letter from an attorney retained by a common stockholder indicating that his client was considering filing a claim against the Company, its Directors and Officers and Holders of Series B preferred stock for alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and related Rule 10b-5 as well as possible other claims. The shareholder has not filed suit and no proceeding is pending. Essential believes that these threatened claims do not have merit. Essential intends to vigorously defend itself against any claims ultimately brought against the Company and its Directors and Officers. No provision for any loss in connection with these possible claims has been provided for in the accompanying financial statements.

Item 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits have been filed with this report:

10.1	Letter Agreement between Fleet National Bank and Essential Therapeutics, Inc. dated September 25, 2002.

10.2	Account Pledge Agreement between Fleet National Bank and Essential Therapeutics, Inc. dated September 25, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

None

ESSENTIAL THERAPEUTICS, INC.

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
Paul Mellett Senior Vice President and Chief Financial Officer (principal financial officer)

Dated:    November 14, 2002

ESSENTIAL THERAPEUTICS, INC.

CERTIFICATION

I, Mark Skaletsky, Chairman of the Board, President and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Essential Therapeutics, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark Skaletsky
Mark Skaletsky Chairman of the Board, President and Chief Executive Officer

November 14, 2002

ESSENTIAL THERAPEUTICS, INC.

CERTIFICATION

I, Paul Mellett, Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Essential Therapeutics, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Paul Mellett
Paul Mellett Chief Financial Officer

November 14, 2002