Form 10-K
period 2002-12-31
ESSENTIAL THERAPEUTICS INC
filed 2003-03-31
CIK 1010915

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission file number: 0-28006

ESSENTIAL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3186021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

78 FOURTH AVENUE, WALTHAM, MASSACHUSETTS	02451
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 647-5554

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

PREFERRED SHARE PURCHASE RIGHTS

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of our common stock, $0.001 par value per share, held by non-affiliates as of June 28, 2002 the last business day of our most recently completed second fiscal quarter was approximately $32.0 million, based on shares held by such non-affiliates at the closing price of a share of common stock of $1.71 as reported on the Nasdaq National Market on such date. The number of outstanding shares of common stock of the Company on March 24, 2003 was 18,941,394.

ESSENTIAL THERAPEUTICS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PRELIMINARY STATEMENT

We have been notified by the Nasdaq National Market that our common stock may be delisted. If a delisting occurs, holders of our Series B convertible redeemable preferred stock have a right to cause the redemption of their shares of preferred stock which could result in our obligation to pay such holders up to an aggregate of $60.0 million.

We do not have the funds to redeem all outstanding shares of the Series B preferred stock. If we are required to cause such redemption, it may be necessary for us to initiate actions that could result in dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions. Our common stock will have no value if we are required to cease operations or if we seek protection under the bankruptcy laws. Potential investors in our securities should consider the risk that, even if we do not ultimately seek bankruptcy protection, our common stock may nonetheless have no value.

Any person considering an investment in any of our securities is urged to consider both the risk that we will cease operations or seek bankruptcy protection, and the risk that our securities will be worthless. All of the statements set forth in this report are qualified by reference to those facts. Please see “Item 1. Business—Recent Developments”, “Item 1. Business—Risk Factors”, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Factors That May Affect Future Results” and Note 10 of the Notes to the Consolidated Financial Statements for a discussion of the consequences relating to delisting and the redemption of the Series B Preferred Stock and a discussion of these and other risk factors relating to us and an investment in our securities.

PART I

ITEM 1.     BUSINESS

RECENT DEVELOPMENTS

In December of 2002, we solicited stockholder approval for the transactions contemplated by the several conversion agreements entered into by and between the Company and certain holders of Series B preferred stock owning an aggregate amount of 55,000 shares, or approximately 91% of the outstanding shares of Series B preferred stock. We entered into each of the several conversion agreements as part of our plan, which was submitted to the Nasdaq National Market, to address our failure to comply with Nasdaq’s continued listing requirements. At the time the conversion agreements were executed, we were not in compliance with the Nasdaq continued listing requirement to maintain a minimum stockholders’ equity of $10.0 million. Pursuant to the conversion agreements, we agreed to convene a Special Meeting of Stockholders to approve the conversion of the Series B preferred stock into common stock, increase the authorized capital stock of the Company and approve an amendment to our Restated Certificate of Incorporation to effect any of certain specified reverse stock splits. The special meeting was held on January 23, 2003 and the Company did not receive the affirmative vote of stockholders holding a majority of the outstanding shares of common stock, and therefore the conversion of the Series B preferred stock into common stock and the increase in authorized capital stock were not approved.

In addition to our failure to meet the minimum stockholders’ equity requirement, Nasdaq informed us in February and March 2003 that the Company was not in compliance with other continued listing requirements. On February 7, 2003, we received formal notice that the Company’s request for continued listing would be considered at a hearing to be held before a panel authorized by the Nasdaq National Market on March 20, 2003. The Company presented its appeal at the hearing and as of the date of this annual report we have not been informed of Nasdaq’s determination.

As a result of not acquiring the requisite common stockholder approvals at the special meeting, and if the Company’s appeal to the Nasdaq panel is unsuccessful, the common stock will be delisted. As a result of delisting, the holders of Series B preferred stock have the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. If all of the outstanding preferred stock, that is 60,000 shares, is redeemed, the Company will be obligated to pay the holders of Series B preferred stock an aggregate of $60.0 million. Upon a delisting, we expect that the holders of at least 55,000 shares of Series B preferred stock will exercise their right to cause the Company to redeem their preferred stock and the Company will be obligated to pay to such holders an aggregate of $55.0 million. We currently do not have the funds available to redeem 55,000 or more shares of Series B preferred stock.

As a result of the likely exercise of the redemption rights by the holders of Series B preferred stock upon delisting, it may be necessary for us to initiate actions that could result in our dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

It is our intention to cease operations in California. We previously announced that we began discussions with an entity to acquire a portion of our California operations, including the possible sale of our California facilities, and a selection of pre-clinical infectious disease programs along with the hiring of a portion of our employees in California. It was our desire to identify a buyer for our California operations by March 31, 2003 and we previously announced that we would implement our plan to phase out our California operations if we did not enter into definitive documents by March 31, 2003. We have been unable to date to negotiate mutually agreeable terms with a buyer of our California operations. Consequently, as of March 31, 2003, we expect to eliminate 42 positions. The employees remaining in California will either assist with the closure of certain California facilities or assist in the performance of the Company’s obligations under its collaborative agreement with Fujisawa Pharmaceutical Co., Ltd, which is expected to conclude in the third quarter of 2003. In connection with the phase out of the California operation, we expect to incur restructuring charges of approximately $6.5 million, consisting of $3.5 million in severance, $2.0 million for the write-down of the value of leasehold improvements and equipment and $1.0 million in excess lease costs. We expect to incur the majority of these charges in the first quarter of 2003.

At the conclusion of this phase out period and the gradual elimination of our California operations, we will have approximately 17 employees located in Waltham, Massachusetts. Our remaining employees will focus on the pre-clinical development of our wound healing compound and seek in-licensing opportunities to add to our development efforts.

DESCRIPTION OF CURRENT OPERATIONS

Essential Therapeutics, Inc., is a biopharmaceutical company committed to the development and commercialization of critical products for wound healing and life threatening infectious disease. The Company is presently conducting pre-clinical testing of its wound healing compound. Additionally, the Company continues its focus on the growing problem of antibiotic and antifungal resistance. Our Novel Cephalosporin Program, which has been partnered with Johnson & Johnson, or J&J, as it is known in the industry, targets serious gram-positive multi-drug resistant infections. The Efflux Pump Inhibitor Program, which has been partnered with Daiichi, targets gram-negative infections.

We have collaboration agreements with major pharmaceutical companies that have enhanced our discovery and development programs. As of December 31, 2002, we had received $72.1 million in license fees, milestone payments and research support payments, and $10.0 million in equity investments from these collaborations. If certain milestones are reached, we may receive additional milestone payments, as well as royalties on worldwide sales of products that may result from these collaborations. Our development strategy is to continue our efforts to identify attractive in-licensing opportunities to supplement our existing, self-funded efforts.

J&J.    We established a collaboration in October 1995 with affiliates of Johnson & Johnson Pharmaceutical Research & Development, L.L.C., which we collectively refer to as “J&J,” to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci. In May 2001, we announced that J&J had selected a prodrug of the initial lead compound for toxicology studies. A prodrug is a modified form of a drug that is readily converted to the active drug in the body. In animal studies, administration of this prodrug form eliminated the irritation seen when the compound itself was administered. In June 2002, we announced that J&J had initiated a Phase I clinical trial of this prodrug formulation. We have been informed that J&J has stayed further conduct of the Phase I trial pending review of the project. In January 1999, in collaboration with J&J, we committed to the pre-clinical development of a second cephalosporin compound. This second parenteral cephalosporin antibiotic was selected for pre-clinical development as a back-up and potential “second generation” compound, which may improve the likelihood of ultimately bringing one or more products to the market. We extended this collaboration in December 2000 to develop a new class of cephalosporins, having similar spectrum and potency to the first compounds, but which would be bioavailable following oral administration. We have received two milestone payments under this collaboration and research support was concluded in 2002. The Company discontinued its efforts to develop a back up parenteral and an orally absorbed product in 2002. If specified research and development milestones are achieved, we will be entitled to receive an additional $13.5 million for either the initial or back-up parenteral product developed within the collaboration. In December 2000, we entered into another collaboration with J&J with a focus on the discovery of products from our natural product extracts. We have provided J&J with access to our natural products library for the purpose of screening for activity in various biological and therapeutic applications. Research work on this was concluded in August 2002. J&J will undertake a program for the development, manufacture and sale of products developed from the collaborative research. Under the terms of the agreement, we received an up-front license fee, a technology-access fee for access to our natural products library and funding for our research to identify the active components of natural product extracts. For each product resulting from the collaboration, we will receive specified milestone payments and royalties on worldwide sales.

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

Pfizer.    We established a collaboration with Pfizer in March 1996, to utilize bacterial genetic approaches with in vitro essential genes to discover products for the treatment of bacterial infections in animals. The funded research portion of this agreement ended in January 2002.

Schering-Plough Animal Health.    In October 2000, we entered into collaboration with Schering-Plough Animal Health, or SPAH, to discover and develop compounds to be used in the treatment of veterinary bacterial infections. In July and December 2001, the agreement was amended, each time increasing the level of research funded by SPAH. By amendment effective September 2002, the terms of the collaboration were modified. In order to meet our needs in phasing out the California operations, the collaboration was terminated effective April 3, 2003.

Iconix.    In January 1998, we entered into collaboration with Iconix, a biotechnology company to which we licensed or assigned technology related to Iconix’s genetic technology. At December 31, 2002, we held approximately a 15.5% ownership interest in Iconix, on a fully diluted basis. Iconix has applied the genetics technology to a number of viral disease targets in a search for novel antiviral agents in collaborative research funded by Essential. We are entitled to worldwide development, manufacturing and marketing rights to antiviral products that may emerge from the antiviral collaboration. If we were to develop a product using technology developed under the collaboration, we would be obligated to pay Iconix royalties on worldwide sales. The assay discovery phase of this collaboration ended in January 2001.

Fujisawa Pharmaceutical Co., Ltd.    In August 2002, Essential entered into a collaborative research and development agreement with Fujisawa Pharmaceutical Co., Ltd., or as we refer to them, Fujisawa, to develop assay systems for the discovery of antibacterial antibiotics and perform high-throughput screening of the compounds in Fujisawa’s library through a subcontractor. Fujisawa will conduct lead generation and optimization and will exclusively develop, manufacture and market the resulting products worldwide. During 2002, we received a $1.0 million upfront fee that was deferred and which is being recognized over the one year performance period of the agreement. In addition, Essential earned $625,000 in research support revenue and $200,000 in milestone revenue under the agreement during 2002. If specified research and development milestones are achieved, we would be entitled to receive specified milestone payments, plus royalties based upon sales of products from the collaboration.

The University of Southern California.    In conjunction with our acquisition of Maret Pharmaceuticals, Inc. in March 2002, we acquired a research and license collaborative agreement with the University of Southern California, or as we refer to them, USC, to discover, develop and commercialize drugs based on angiotensin peptide analogues. The agreement was amended in July 2002 to extend the term of the research agreement through March 31, 2003, and we are negotiating to extend the research agreement into the second or third quarter of 2003. During fiscal year 2002, we paid approximately $400,000 in contract services to USC under this agreement. If we are successful in developing products from this collaboration, we will be obligated to pay royalties based upon worldwide sales to USC. In January 2003, we announced that one of the potential products acquired in the Maret acquisition, ETRX 101, did not show signs of sufficient efficacy to support the continuation of development of ETRX 101 as a single agent and the Company decided not to continue its development. The Company is currently developing a wound healing compound in connection with the USC agreement.

We do not expect that any drugs resulting from our collaborations, our development efforts, or our in-licensing efforts will be commercially available for a number of years, if at all. All compounds discovered by us or in-licensed will require extensive pre-clinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive pre-clinical and clinical testing required to establish safety and efficacy will take a number of years, and the time required to commercialize new drugs cannot be predicted with accuracy. We cannot assure you that our approach to drug discovery, or the efforts of our partners, will result in the successful development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse effects or inadequate therapeutic efficacy would slow or prevent our product development efforts or those of our partners and would have a material adverse effect on our business and results of operations. We will not receive revenues or royalties from sales of drugs for a significant number of years, if at all. Any failure to receive significant revenues or achieve profitable operations could impair our ability to sustain operations, and we cannot assure you that we will ever receive significant revenues or achieve profitable operations.

STRATEGY

We believe that the wound healing and antibiotics markets provide an attractive opportunity for our development and collaborative activities because there are significant unmet clinical needs.

To this end, we are executing our development strategy, which is to continue to utilize strategic collaborations selectively to complement and balance our internal, self-funded efforts as well as aggressively seeking to in-license new compounds. In general, we plan to take our wound healing compound forward into clinical development stages alone before entering into collaborative relationships for final product development and commercialization. Additionally, we intend to continue to pursue the acquisition of clinical compounds as we continue our transition to a product-focused company.

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

We cannot assure you that any products successfully developed by our collaborative partners, or us if approved for marketing, will achieve market acceptance. The wound healing and antimicrobial products that we or our strategic partners are attempting to develop will compete with a number of well-established drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by us will depend on a number of factors, including the establishment and demonstration in the medical community of the clinical efficacy and safety of our product candidates, their potential advantage over existing treatment methods, and reimbursement policies of government and third-party payers. We cannot assure you that physicians, patients or the medical community in general will accept and utilize any products that we may develop or that our collaborative partners may develop.

Our ability and that of our collaborative partners to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of these drugs will be available from third-party payers, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payers are increasingly challenging the prices charged for pharmaceutical products. We cannot assure you that third-party reimbursement will be available or sufficient to allow profitable price levels to be maintained for drugs developed by our collaborative partners or us. Any inability to maintain profitable price levels for these drugs could adversely affect our business and results of operations.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

Protection of our proprietary compounds and technology is vital to our business. Our policy is to seek, when appropriate, protection for our lead compounds, screening technologies and other proprietary technology by filing patent applications in the United States and other countries.

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

We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our commercial partners, collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and some, but not all, commercial partners and consultants. We cannot assure you that a person not bound by an invention assignment agreement will not develop relevant inventions. We cannot assure you that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

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

COMPETITION

The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational pharmaceutical and biotechnology companies, are actively engaged in activities similar to ours. Many of these companies may employ in these activities greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than us or our collaborative partners. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. Competing technologies may be developed that would render our technologies obsolete or non-competitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat wounds and each of the infectious diseases for which we are seeking to develop therapeutic products.

We also expect to encounter significant competition with respect to the drugs that our collaborative partners and we plan to develop. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before their competitors may achieve a significant competitive advantage. In order to compete successfully, our goal is to obtain patent protection for our potential products and to make those available selectively to pharmaceutical companies through collaborative and licensing arrangements. We cannot assure you that our competitors will not develop competing drugs that are more effective than those developed by us and our collaborative partners or obtain regulatory approvals of their drugs more rapidly than we and our collaborative partners do, thereby rendering our and our collaborative partners’ drugs obsolete or noncompetitive. Moreover, we cannot assure you that our competitors will not obtain patent protection or other intellectual property rights that would limit our or our collaborative partners’ ability to use our technology or commercialize our or their drugs.

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

Any compound developed by our collaborative partners or us must receive regulatory agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes pre-clinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. The steps required by the FDA before new drugs may be marketed in the United States include:

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

Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with the FDA’s good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board, or IRB, at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA’s good manufacturing practices.

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

Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory agency approval. In addition, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of drug development and/or the period of review of any application for regulatory agency approval for a compound. Delays in obtaining regulatory agency approvals could adversely affect the marketing of any drugs developed by us or our collaborative partners, impose costly procedures upon our and our collaborative partners’ activities, diminish any competitive advantages that we or our collaborative partners may attain and adversely affect our ability to receive royalties. We cannot assure you that, even after significant time and expenditures, regulatory agency approvals will be obtained for any compounds developed by or in collaboration with us. Moreover, if regulatory agency approval for a drug is granted, this approval may entail limitations on the indicated uses for which it may be marketed that could limit the potential market for this drug. Furthermore, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug, or its manufacturer, may result in restrictions on the drug or manufacturer, including withdrawal of the drug from the market. In addition, regulatory agency approval of prices is required in many countries and may be required for the marketing of any drug developed by us or our collaborative partners in these countries.

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

Each manufacturing establishment for new drugs is also required to receive some form of approval by the FDA. Among the conditions for approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the FDA’s good manufacturing practices, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and may be subject to inspections by foreign and other federal, state or local agencies.

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

EMPLOYEES

As of December 31, 2002, we had 70 full-time, regular employees, 24 of whom held Ph.D. degrees and 16 of whom held other advanced degrees. Approximately 49 of the 70 employees are engaged in scientific activities and 21 are engaged in general, managerial and administrative functions. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages.

We plan to phase out our operations in California. Consequently, as of March 31, 2003, we expect to eliminate 42 positions in California. The remaining employees will either assist with the closure of certain California facilities or assist in the performance of the Company’s obligations under its collaborative agreement with Fujisawa Pharmaceutical Co., Ltd, which is expected to conclude in the third quarter of 2003. Please see “Item 1. Business—Recent Developments.”

SCIENTIFIC CONSULTANTS

We supplement our internal scientific staff with consulting arrangements with a number of leading academic and industrial scientists and clinicians. Our Scientific Advisory Board formally meets once or twice per year to review our programs and provide general scientific guidance and direction. On a more frequent basis, we use consultants either in small focused groups or as individuals on an ad hoc basis to provide detailed scientific guidance. In 2002, we paid consulting fees of approximately $699,000 in the aggregate, as compared to approximately $161,000 in 2001. The increase is due primarily to the Company’s use of consultants for key development roles prior to hiring these key development personnel. None of the consultants is an employee of ours. Most of the consultants have other commitments to, or consulting or advisory contracts with, their employers and other institutions.

RISK FACTORS THAT MAY AFFECT RESULTS

OUR COMMON STOCK MAY BE DELISTED AND OUR SERIES B PREFERRED STOCKHOLDERS MAY CAUSE A REDEMPTION OF THE SERIES B PREFERRED STOCK.

Our common stock is presently listed on the Nasdaq National Market System under the symbol “ETRX.” All companies listed on Nasdaq are required to comply with certain continued listing standards, including maintaining stockholders’ equity of at least $10,000,000, maintaining a minimum bid price of at least $1.00 and maintaining a minimum market value of publicly held shares of $5,000,000. We are not in compliance with these three listing criteria. On January 31, 2003, we received a determination letter from Nasdaq that indicated that the Company’s securities would be delisted. The Company appealed this decision and our appeal was presented at a hearing before the Nasdaq Listing Qualifications Panel on March 20, 2003. If we are unable to resolve listing standard noncompliance with Nasdaq our common stock will be delisted from the Nasdaq National Market System. In the event that Essential’s common stock is delisted from Nasdaq, its market value and liquidity would be materially adversely affected. Moreover, any delisting of our common stock from the Nasdaq National Market would constitute a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. We do not have the funds to redeem all outstanding shares of Series B preferred stock. If we are required to cause such redemption, it may be necessary for us to initiate actions that could result in dissolution, insolvency or seeking protection under bankruptcy laws or similar actions. Our common stock will have no value if we are required to cease operations or if we seek protection under bankruptcy laws. For a description of the holder optional repurchase event and the rights of the Series B preferred stockholders associated therewith, please see Note 10 to our consolidated financial statements filed with our Form 10-K for the year ended December 31, 2002.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our Independent Auditor’s report to our audited financial statements for the period ended December 31, 2002 indicates that there is substantial doubt about our ability to continue as a going concern. We have been notified by the Nasdaq National

Market that our common stock may be delisted. If a delisting occurs, holders of our Series B convertible redeemable preferred stock have a right to cause the redemption of their shares of preferred stock, resulting in our obligation to pay such holders up to an aggregate of $60.0 million. We do not have the funds to cause redemption of the Series B preferred stock. If we are required to cause such redemption we may initiate actions that could result in dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions. Our common stock will have no value if we are required to cease operations or if we seek protection under the bankruptcy laws. Potential investors in our securities should consider the risk that, even if we do not ultimately seek bankruptcy protection, our common stock may nonetheless have no value.

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN POTENTIAL DRUG CANDIDATES AND/OR WE CANNOT ADVANCE POTENTIAL PRODUCTS THROUGH CLINICAL TRIALS, WE MAY FAIL TO DEVELOP PHARMACEUTICAL PRODUCTS.

In July 2002, J&J initiated Phase I clinical trials with RWJ-442831, an Essential-developed prodrug form of the collaboration’s lead parenteral cephalosporin product, known as RWJ-54428. We have been informed that J&J has stayed further conduct of the Phase I trial pending review of the project. There can be no assurance that J&J will move forward with the Phase I clinical trials for this cephalosporin compound, or that even if such trials are reinstated, they will be completed. We have one other cephalosporin compound in the J&J collaboration that is in pre-clinical development. Our other potential products are in the pre-clinical or research stage. All of our potential products will require significant additional research and development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration, or FDA, or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, these potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

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

IF WE ARE UNABLE TO ENTER INTO NEW COLLABORATIONS, OR MAINTAIN OUR CURRENT COLLABORATIONS WITH OUR PARTNERS, DEVELOPMENT OF OUR POTENTIAL PRODUCTS COULD BE DELAYED.

Our strategy for enhancing our research and development capability, building our pipeline and funding, in part, our capital requirements involves in-licensing new compounds for development and entering into collaboration agreements with major pharmaceutical companies, which we refer to as our partners. We are actively seeking in-licensing opportunities, but have not yet entered into advanced negotiations with any potential licensors. We cannot be sure that we will be successful in identifying potential candidates to in-license, or that we will be successful in negotiating agreements with the owners of such technology. The failure to do so could have a material adverse effect on our ability to enhance our development pipeline.

We have entered into collaboration agreements with J&J, Daiichi and Fujisawa. Under these agreements, our partners are responsible for:

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred substantial net losses in every year since our inception in December 1992. We had net losses allocable to common stockholders of $13.9 million in 2000, $28.2 million in 2001 and $42.9 million in 2002. We had an accumulated deficit of $122.3 million through December 31, 2002. We expect to continue to incur operating losses over the next several years.

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

We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The process of obtaining FDA and other required regulatory approvals could vary a great deal based upon the type, complexity and novelty of the products involved. Delays or rejections may be caused by additional government regulation from future legislation or administrative action or changes in FDA policy during the period of clinical trials and FDA regulatory review. Similar delays also may be experienced in foreign countries.

None of our drug candidates has received regulatory approval. If we fail to obtain this approval, we will be unable to manufacture and sell our drug products commercially.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our lead compounds, screening technology and other proprietary technology. We have numerous patent applications in the United States, in addition to applications filed in other countries, in order to protect clinical and lead compounds and screening technology, and a number of United States patents have been issued to date on these applications. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. For example, although in 2000 a patent was granted in the United States covering our cephalosporin compounds now in development, prosecution has not yet begun on more recently filed patent applications related to prodrugs of our earlier inventions, as well as on our new compounds having potential for oral administration. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted there under will provide competitive advantages to us. In particular, it is difficult to enforce patents covering methods of use of screening and other similar technologies. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

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

Competing technologies may be developed that would render our technologies obsolete or noncompetitive. We are aware of many pharmaceutical and biotechnology companies that are engaged in efforts to treat wound healing and each of the infectious diseases for which we are seeking to develop therapeutic products. We cannot assure you that our competitors will not develop competing drugs that are more effective than those developed by us and our partners or obtain regulatory approvals of their drugs more rapidly than we and our partners, thereby rendering our and our partners’ drugs obsolete or noncompetitive. Moreover, we cannot assure you that our competitors will not obtain patent protection or other intellectual property rights that would limit our and our partners’ ability to use our technology or commercialize our or their drugs.

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

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

We are highly dependent on management and scientific staff, including Mark Skaletsky, our President and Chief Executive Officer, Tim Noyes, our Chief Operating Officer, Paul Mellett, our Senior Vice President and Chief Financial Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. In recent years, because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition attracting and retaining employees from the limited number of qualified personnel available. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have qualities such as greater financial and other resources, different risk profiles and a longer history in the industry, or provide different opportunities, such as greater career advancement, that may be more appealing to, and helpful in attracting and retaining, qualified personnel. We cannot assure you that we will be able to attract and retain the personnel we require on acceptable terms, or at all. In the event we are unable to do so, the rate at which we can develop and commercialize drugs will be limited.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDING FOR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

The development of our potential pharmaceutical products will require substantially more money than we currently have. We will need additional funding from sources including other partners and through public or private financings involving the sale of equity or debt securities. We cannot assure you that any financings will be available when needed, or if available will be on acceptable terms. Funding from partners could limit our ability to control the research, development and commercialization of potential products, and could limit our revenues and profits from such products, if any. Collaboration agreements may also require us to give up rights to products or technologies that we would otherwise seek to develop or commercialize ourselves. Any additional equity financing will result in dilution to our current stockholders. If we fail to secure sufficient additional funding we will have to delay or terminate some or all of our drug discovery and development programs. In addition, if our common stock is delisted and the holders of all or a portion of the Series B preferred stock cause the Company to redeem their stock pursuant to its terms, we will not have the funds available to redeem such shares. If we cannot fund the redemption of the Series B preferred stock, we may initiate actions that result in dissolution, insolvency or seeking bankruptcy protection or other similar actions.

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

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR ACQUISITION OF MARET.

On March 11, 2002, we concluded our acquisition of Maret. We consummated this transaction with the expectation that it would result in a substantial addition to our existing product development pipeline. Achieving this benefit will depend in part on our success in moving the acquired compounds through pre-clinical and clinical development. We cannot assure you that, following this acquisition, we will achieve revenues, specific net income or loss levels, that justify the acquisition or that the acquisition will result in increased earnings, or reduced losses, for the combined company in any future period. In January 2003, we announced that one of the potential products acquired in the Maret acquisition, ETRX 101, did not show signs of sufficient efficacy to support the continuation of development of ETRX 101 as a single agent and the Company decided not to continue its development. The Company is currently developing a wound healing compound in connection with the USC agreement.

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR RESTRUCTURINGS.

In June 2002, we restructured our business. In March 2003, we announced that we began discussions with an entity to acquire a portion of our California operations, including the possible sale of our California facilities, and a selection of pre-clinical infectious disease programs along with the hiring of a portion of our employees in California. It was our desire to identify a buyer for our California operations by March 31, 2003 and we previously announced that we would implement our plan to phase out our California operations if we did not enter into definitive documents by March 31, 2003. We have been unable to date to negotiate mutually agreeable terms with a buyer of our California operations. Consequently, as of March 31, 2003, we expect to phase out our California operations. We initiated these transactions with the expectation that it will result in a refocused company that will concentrate its resources on advancing the development of our wound healing compound or compounds that we will potentially in-license. Achieving the benefit of this restructuring will depend in part on the focusing of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the restructuring will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that, following this transaction, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the restructuring or that the restructuring will result in increased earnings, or reduced losses, for the company in any future period.

AVAILABLE INFORMATION

We are subject to the information and reporting requirements of the Securities Exchange Act, under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Section of the SEC, 450 Fifth Street, N.W. Washington, D.C. 20549, or on the Internet at http:// www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Section of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. These reports, proxy and information statements and other information may also be inspected at the offices of the Nasdaq National Market, 1735 K Street, N.W., Washington, D.C. 20006.

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

Forward-looking statements include information concerning possible or assumed future results of our operations, including statements regarding:

•	our expectations regarding Nasdaq’s determination of our continued listing on the Nasdaq National Market;

•	our ability to use our discovery and technology platforms to identify potential product candidates;

•	our expectations regarding the anticipated date of selection of clinical development candidates;

•	our expectations regarding dates for commencement of clinical trials and development time lines;

•	the timing and likelihood of regulatory approvals;

•	the continuation of our collaborations with our partners;

•	our future capital requirements and the expected time period during which our existing financial resources will meet these capital requirements; and

•	our expectations regarding business conditions generally and growth in the biopharmaceutical industry and overall economy.

Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

•	the delisting of our common stock from the Nasdaq National Market ;

•	the redemption of the Series B preferred stock;

•	unanticipated increases occurring in financing and other costs;

•	general economic or business conditions being less favorable than expected; and

•	legislative or regulatory changes adversely affecting Essential or the biopharmaceutical industry generally.

ITEM 2.     PROPERTIES

We have offices in Massachusetts and California. At our headquarters in Waltham, Massachusetts, we lease approximately 42,000 square feet under a lease agreement expiring in March 2012. The terms provide for equal monthly payments and will be subject to increases.

Our Mountain View, California properties consist of three buildings with approximately 84,170 square feet of leased laboratory and office space under lease agreements expiring in 2005. We have another building lease through 2005 in Mountain View, for approximately 18,040 square feet, which has been partially sublet to another company through October 2003.

Following our acquisition of Maret, we consolidated its operations with those of our Waltham facilities. Maret currently leases 1,400 square feet of office space in Newport Beach, California. This lease expires in April 2003.

As a result of the restructuring that took place in June 2002, we identified 46,000 square feet in Mountain View, California as excess space. During fiscal year 2002, the Company recognized $2.0 million in real estate related charges. This represented the Company’s estimate of its future obligations under the terms of the leases for the excess space less anticipated income from subleasing activities and an impairment charge for unrecoverable leasehold improvements associated with the excess space. In determining the impairment estimates, the Company evaluated its potential to sublease this excess space.

We believe that our facilities are sufficient to accommodate our anticipated needs for the near future.

ITEM 3.     LEGAL PROCEEDINGS

Essential was notified in August 2002 that Fresenius Medical Care Holdings, Inc. (“FMCH”) notified Maret of its exercise of appraisal rights. FMCH, a former common stockholder of Maret, claims to exercise these rights under Section 262 of Delaware General Corporation Law in relation to a merger between Maret, Essential and MC Merger Corp. FMCH filed a Petition For Appraisal of Stock in the Delaware Court of Chancery and delivered notice of such action to Essential’s counsel. Essential does not expect that the matter, if adversely determined, would result in a material adverse change in the business, proceeds, condition, affairs or operations of Essential.

In March 2003, we notified the Maret stockholder representative of our indemnification claim against all of the escrow property pursuant to the acquisition agreements entered into in connection with the Company’s acquisition of Maret. Essential is seeking indemnification for losses that may be incurred in connection with the FMCH claim for appraisal rights described above and for breach of certain representations and warranties. The escrow estate contains 200,000 shares of the common stock of Essential.

In October 2002, Essential received a letter from an attorney retained by a common stockholder indicating that his client was considering filing a claim against the Company, its directors and officers and holders of Series B preferred stock for alleged violations of Section 10(b) of the Securities and Exchange Act of 1934 and Related Rule 10b-5 as well as possible other claims. The shareholder has not filed suit and no proceeding is pending. Essential believes that these threatened claims do not have merit. Essential intends to vigorously defend itself against any claims ultimately brought against the Company and its directors and officers. No provision for any loss in connection with these possible claims has been provided for in the accompanying financial statements.

In February 2003, Essential received a summons and a complaint from the plaintiffs, Delta Opportunity Fund, Ltd., and Delta Opportunity Fund (Institutional), LLC, which was filed in the Court of Chancery in the State of Delaware, New Castle County. Plaintiffs are holders of Essential’s Series B preferred stock and they allege that a holder optional repurchase right has occurred and, as a result, that Essential is required to redeem the shares of Series B preferred stock held by the Plaintiffs. Essential intends to vigorously defend itself against this claim. No provision for any loss in connection with these possible claims has been provided for in the accompanying financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of Essential Therapeutics, Inc. was held on January 23, 2003. The record date for such meeting was November 27, 2002. At the record date, 18,939,941 shares of Essential’s common stock were issued and outstanding and held of record. In addition, at the record date, 60,000 shares of Series B preferred stock, were issued and outstanding and held of record. Each holder of common stock as of the record date was entitled to one vote for each share of common stock then held by such stockholder on matters to be acted upon at the special meeting. Each holder of Series B preferred stock as of the record date was entitled to 294.12 votes for each share of Series B preferred stock then held by such holder on matters to be acted upon at the special meeting.

The matters voted upon at the meeting and the voting results were as follows:

(i)	To approve (A) an amendment to Essential’s Restated Certificate of Incorporation to allow for the conversion of all the Series B preferred stock into common stock at a conversion price of $0.75 per share (we generally refer to this conversion of the Series B preferred stock as the “Preferred Conversion”), (B) the Preferred Conversion, and (C) the resulting issuance of 80,000,000 shares of common stock upon the Preferred Conversion:

Class of Stock	For	Against or Withheld	Abstain
Preferred	14,264,820	—	—
Common	6,331,071	5,404,034	72,905

A majority of the outstanding shares of common stock voting separately as a single class did not vote in favor of Proposal 1, and consequently, this proposal did not pass.

(ii)

To approve another amendment to Essential’s Restated Certificate of Incorporation to increase the number of shares of common stock that Essential is authorized to issue from 50,000,000 to 250,000,000, in order to, among other things, enable Essential to issue shares in the Preferred Conversion and make the necessary corresponding amendment to increase Essential’s authorized capital stock to 255,000,000 reflecting the already authorized aggregate 5,000,000 shares of preferred stock and 250,000,000 to be authorized shares of common stock:

Class of Stock	For	Against or Withheld	Abstain
Preferred	14,264,820	—	—
Common	6,381,908	5,351,979	74,123

A majority of the outstanding shares of common stock voting separately as a single class did not vote in favor of Proposal 2, and consequently, this proposal did not pass.

(iii)	To approve a final amendment to Essential’s Restated Certificate of Incorporation to effect any of the following reverse stock splits, if the Board of Directors determines that any such split would be in the best interests of Essential and its stockholders, a result of which will be a reduction in the number of outstanding shares of Essential’s common stock:

(a)    a one-for-two (1:2) reverse stock split,

(b)    a one-for-five (1:5) reverse stock split,

(c)    a one-for-ten (1:10) reverse stock split,

(d)    a one-for-twelve (1:12) reverse stock split, or

(e)    a one-for-fifteen (1:15) reverse stock split.

Class of Stock	For	Against or Withheld	Abstain
Perferred	14,264,820	—	—
Common	13,574,635	3,169,407	70,050

This proposal did pass as at least a majority of the outstanding shares of common stock and the requisite percentage of the common stock and Series B preferred stock voted in favor of the proposal. The Board is currently assessing whether or not to effect such a reverse stock split.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market System under the symbol “ETRX”. Our common stock was first publicly traded on May 15, 1996. The following table sets forth for the periods indicated the high and low sales prices as reported on the Nasdaq National Market for our common stock.

	High	Low
FISCAL YEAR 2002
4th Quarter	$1.13	$0.34
3rd Quarter	2.63	0.85
2nd Quarter	3.60	1.60
1st Quarter	4.36	3.15
FISCAL YEAR 2001
4th Quarter	$4.50	$3.05
3rd Quarter	5.50	3.05
2nd Quarter	4.77	2.31
1st Quarter	8.38	3.63

As of March 1, 2003, there were approximately 170 holders of record of common stock and 17 holders of record of preferred stock.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

In connection with our acquisition of Maret Pharmaceuticals, Inc. on March 11, 2002, we issued an aggregate of 2,000,000 shares of our common stock in exchange for all issued and outstanding capital stock of Maret. These sales were made in reliance upon Rule 506 of Regulation D, promulgated under the Securities Act and Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

ITEM 6.     SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues(1)	$8,673	$10,666	$5,864	$9,448	$11,181
Net loss	(41,202)	(27,925)	(13,945)	(10,746)	(9,758)
Accretion of deemed dividend to Series B preferred stockholders	(1,702)	(284)	—	—	—
Net loss allocable to common stockholders	(42,904)	(28,209)	(13,945)	(10,746)	(9,758)
Basic and diluted net loss per common share	(2.38)	(2.28)	(1.23)	(0.97)	(0.89)
Shares used in computing basic and diluted net loss per common share	18,010	12,359	11,320	11,085	10,962

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,498	$59,534	$12,589	$24,868	$33,192
Trade and other receivables	1,624	5,403	7,575	139	111
Working capital	27,695	55,818	9,214	21,447	30,269
Total assets	46,317	78,044	27,198	33,831	44,490
Long-term obligations	3,256	851	603	2,164	3,039
Series B convertible redeemable preferred stock	53,477	51,775	—	—	—
Total stockholders’ equity (deficit)	(18,756)	15,781	15,324	27,803	37,938

(1)	Effective January 1, 2000, we changed our method of accounting for nonrefundable upfront license fees. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Essential is a biopharmaceutical company committed to the development of breakthrough products. Essential is dedicated to commercializing novel small molecule products addressing important unmet therapeutic needs. Essential has wound healing and antibiotic programs.

RECENT DEVELOPMENTS

The Nasdaq National Market has informed us that we are not in compliance with certain continued listing requirements. On February 7, 2003, we received formal notice that the Company’s request for continued listing would be considered at a hearing to be held before a panel authorized by the Nasdaq National Market on March 20, 2003. The Company presented its appeal at the hearing and as of the date of this annual report we have not been informed of Nasdaq’s determination.

If our common stock is delisted from the Nasdaq National Market System, the holders of Series B preferred stock have the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. If all of the outstanding preferred stock, that is 60,000 shares, is redeemed, the Company will be obligated to pay the holders of Series B preferred stock an aggregate of $60.0 million. Upon a delisting, we expect that the holders of at least 55,000 shares of Series B preferred stock will exercise their right to cause the Company to redeem their preferred stock and the Company will be obligated to pay to such holders an aggregate of $55.0 million. We currently do not have the funds available to redeem 55,000 or more shares of Series B preferred stock.

As a result of the likely exercise of the redemption rights by the holders of Series B preferred stock upon delisting, it may be necessary for us to initiate actions that could result in our dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

It is our intention to cease operations in California. We previously announced that we began discussions with an entity to acquire a portion of our California operations, including the possible sale of our California facilities, and a selection of pre-clinical infectious disease programs along with the hiring of a portion of our employees in California. It was our desire to identify a buyer for our California operations by March 31, 2003 and we previously announced that we would implement our plan to phase out our California operations if we did not enter into definitive documents by March 31, 2003. We have been unable to date to negotiate mutually agreeable terms with a buyer of our California operations. Consequently, as of March 31, 2003, we expect to eliminate 42 positions. The employees remaining in California will either assist with the closure of certain California facilities or assist in the performance of the Company’s obligations under its collaborative agreement with Fujisawa Pharmaceutical Co., Ltd, which is expected to conclude in the third quarter of 2003. In connection with the phase-out of the California operations, we expect to incur restructuring charges of approximately $6.5 million, consisting of $3.5 million in severance, $2.0 million for the write-down of the value of lease hold improvements and equipment and $1.0 million in excess lease costs. We expected to incur the majority of these charges in the first quarter of 2003.

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

COLLABORATIVE AGREEMENTS

As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies, which we refer to as our partners. Pursuant to our collaborations we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically nonrefundable upfront payments for licenses to develop, manufacture and market any products that are developed as a result of a collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of a collaboration. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed under the collaboration. In addition, we have derived other revenues principally through the sale of molecular diversity samples to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

Through December 31, 2002, we had received an aggregate of $72.1 million in license fees, milestone payments and research support payments under our collaboration agreements. Research support funding and milestone payments from Fujisawa commenced in August 2002 and the research funding is expected to terminate in the third quarter of 2003. We amended our collaboration agreement with Schering-Plough Animal Health in the fourth quarter of 2001 resulting in increased funding during 2002. This collaboration will be terminated effective April 3, 2003 as a result of the planned phase out of our California operations. Research support funding from J&J, Pfizer and Daiichi concluded in the first quarter of 2001.

In the event that, together with our collaborators, we achieve further specified research and product development milestones, we will be entitled to receive milestone payments as follows: up to $13.5 million for a parenteral, or administered by injection, product developed pursuant to the J&J agreement and up to $20.6 million for each product developed pursuant to our Fujisawa agreement. Our December 2000 Natural Products Agreement that we signed with J&J establishes potential milestone payments of $1.0 million. The Pfizer Animal Health collaboration provides for a lower level of milestone payments than those applicable to human health applications. Receipt of the milestone payments mentioned in this paragraph is contingent upon achieving specified research and product development milestones, a number of which may not be achieved for several years, if ever. While the collaboration agreements provide for royalty payments on future products that may result, we do not expect to receive royalties based upon net sales of drugs for a significant number of years, if at all.

Some of our collaboration agreements provide for potential milestone payments and/or royalties to be paid by us to our collaborators. These milestone payments are contingent upon achieving specified research and product development milestones through product approval. Under our agreement with NAEJA Pharmaceutical Inc., we paid approximately $1.4 million in fiscal year 2002 for contract research services.

In January 1998, we entered into a collaboration with Iconix, a biotechnology company to which we licensed or assigned technology related to Iconix’s genetic technology. As of December 31, 2002, we held approximately a 15.5% ownership interest in Iconix, on a fully diluted basis. Iconix has applied the genetics technology to a number of viral disease targets in a search for novel antiviral agents in collaborative research funded by Essential. We made payments to Iconix of $1.5 million during 2000. We are entitled to worldwide development, manufacturing and marketing rights to antiviral products that may emerge from the antiviral collaboration. If we were to develop a product using technology developed under the collaboration, we would be obligated to pay Iconix royalties on worldwide sales. The assay discovery phase of this collaboration ended in January 2001, and we have assumed responsibility for research efforts on the viral gene targets in our search for novel antiviral agents.

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

GOODWILL

Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of

Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

In June 2002 in conjunction with the restructuring detailed in Note 14, Essential recorded a $6.3 million impairment charge for the goodwill associated with the acquisition of Althexis. An impairment test indicated that no goodwill was present due to the decision not to pursue the research activities at Althexis. The remaining goodwill as of December 31, 2002 of $1.5 million is the goodwill associated with the acquisition of Maret. As of December 31, 2002, the value of this goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

REVENUE RECOGNITION

Effective January 1, 2000, we changed our method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. Essential previously recognized nonrefundable upfront license fees as revenue when received and when all our contractual obligations relating to the fees had been fulfilled. Under the new accounting method adopted retroactively to January 1, 2000, we recognize revenues related to research contracts over the related funding periods for each contract. We are required to perform research activities as specified in each respective agreement on a best efforts basis and we are reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which is generally recognized on a ratable basis as the research services are performed. Deferred revenue may result when we receive funding prior to commencing research efforts, or when we have not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Nonrefundable license payments received at the inception of a collaboration agreement are recognized over the expected research term on a ratable basis. Milestone payments that are “at risk” at the inception of a collaborative effort are recognized upon the achievement of the milestone, such as selection of candidates for drug development following a screening effort, the commencement of clinical trials or receipt of regulatory approvals. We report other revenues which principally relate to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs upon shipment.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues.    Total revenues decreased 19% from $10.7 million in 2001 to $8.7 million in 2002. Research revenue increased from $5.6 million in 2001 to $6.3 million in 2002. Increased research revenue was primarily due to the collaboration agreement signed in August 2002 with Fujisawa and increased research funding from Schering-Plough Animal Health. The increase in revenue was partially offset by the conclusion of funded research with Pfizer Animal Health in the first quarter of 2002 and with PLIVA Pharmaceuticals in December 2001. Milestone payments and licensing revenue decreased from $5.1 million in 2001 to $1.9 million in 2002, primarily due to a decrease in milestone payment and licensing revenue from J&J. The decrease in revenue was partially offset by milestone payments from Schering-Plough Animal Health and Fujisawa. Other revenue, consisting of patent legal expenses and assays reimbursements, were $470,000 in 2002 and nil in 2001. We expect revenue to fluctuate in the future depending on our ability to enter into new collaboration agreements, timing and amounts of payments under our existing collaboration agreements and our ability to commercialize our potential products.

Research and Development Expenses.    Our research and development expenses increased 14% from $18.5 million in 2001 to $21.1 million in 2002. The 2002 expenses included the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. Research and development expenses increased primarily due to higher expenses for outside services, payroll, rent expense and the termination of the facilities and support contract with Iconix in February 2002.

Research and development expenses consist primarily of salary and related fringe benefit expense as well as laboratory supplies and chemicals, outside contract services and facility costs. Members of our research and development team typically work on a number of development projects concurrently. We have not historically tracked separately the costs associated with our various projects so as to enable accurate disclosure of the actual costs incurred to date on a project by project basis. Due to the risks inherent in the drug development process we are unable to estimate with any certainty the costs we will incur in advancing our projects toward commercialization. We do expect our research and development costs to increase as we continue to advance our existing wound healing project through pre-clinical and clinical phases and as we potentially in-license new compounds and advance these compounds through development.

General and Administrative Expenses.    General and administrative expenses increased 82% from $6.0 million in 2001 to $10.9 million in 2002. The 2002 expenses included the operations of Althexis and Maret, which we acquired in October 2001 and March 2002, respectively. General and administrative expenses increased primarily due to higher expenses for legal services, consulting and other outside services, payroll, rent expense and the termination of the facilities and support contract with Iconix in February 2002. We expect general and administrative expenses to decrease in 2003 as a result of our restructurings in 2002 and the phase out of California operations in 2003.

In-Process Research and Development Expenses.    In connection with the acquisition of Maret, we recorded a non-recurring non-cash charge of $7.7 million for purchased in-process research and development in the first quarter of 2002. The purchased in-process research and development, which represents the fair value attributable to the technology acquired, was expensed on the acquisition date since the technology had not yet reached technological and commercial feasibility and had no future alternative uses. The income approach was utilized in valuing the in-process research and development. The fair value assigned to the in-process research and development was determined by discounting, to present value, the cash flows expected to result from each in-process research and development project once it has reached commercial feasibility. The discount rates used to discount projected cash flows ranged from 60% to 70%, depending on the risk related with each program and its estimated stage of completion at the time of the merger. The major risk associated with the timely completion and commercialization of products resulting from the purchased in-process research and development is the ability to confirm the safety and efficacy of the technology based on the data of both pre-clinical testing and long-term clinical trials. In January, 2003, we announced that the potential product, ETRX 101, which we acquired in connection with the acquisition of Maret, did not show signs of sufficient efficacy to support the continuation of development of ETRX 101 as a single agent and the Company decided not to continue its development. The Company is currently developing a wound healing compound which was also acquired in connection with the acquisition of Maret. If these projects are not successfully developed, our future results of operations may be adversely affected.

Restructuring Expenses.    In connection with the elimination of several of our early stage discovery programs in 2002, we recorded restructuring expenses of $11.3 million. Restructuring charges totaling $10.7 million were recorded in the second quarter of 2002, consisting of non-cash charges of $7.5 million and cash charges of $3.2 million. The $7.5 million in non-cash charges consist primarily of a $6.3 million write-off of goodwill associated with the acquisition of Althexis in the prior year and $0.8 million of reductions in the carrying value of certain research equipment now held for sale. The cash charges consist primarily of $1.4 million in severance and related costs and $1.4 million in lease costs for excess facilities. In the fourth quarter of 2002, we recorded an additional restructuring charge of $0.6 million related to leasehold improvements on excess facilities in Mountain View.

Interest Income and Expense.    Interest income increased from $817,000 in 2001 to $1.2 million in 2002, primarily due to an increase in average invested cash balances, partially offset by lower interest rates. Interest expense decreased from $121,000 in 2001 to $100,000 in 2002, primarily due to declining balances on equipment financing loans, partially offset by interest expense on an equipment lease line entered into in June 2002.

Net Loss.    Net loss allocable to common stockholders increased from $28.2 million in 2001 to $42.9 million in 2002 as a result of the items discussed above. The increase in net loss allocable to common stockholders was also due to an increase in the accretion of deemed dividend to preferred stockholders and related issuance costs from $284,000 in 2001 to $1.7 million in 2002, reflecting a full year of accretion of deemed dividend in 2002. In connection with the $60.0 million private equity funding in October 2001, we recorded an $8.0 million discount associated with the beneficial conversion element of the preferred stock. This $8.0 million discount was accounted for as a deemed dividend to the preferred stockholders and is being accreted on a straight-line basis through 2006, the contractual redemption date of the preferred stock.

FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues.    Total revenues increased 82% from $5.9 million in 2000 to $10.7 million in 2001. Research revenue decreased slightly from $5.7 million in 2000 to $5.6 million in 2001. Increased revenues from research and license agreements with J&J, research funding from Schering-Plough Animal Health and revenue from PLIVA Pharmaceuticals offset the conclusion, in the first quarter of 2001, of funded research with Pfizer and Daiichi. Research revenue in 2000 included $200,000 of revenue included in the cumulative effect adjustment made on January 1, 2000 upon the adoption of a new accounting pronouncement. Milestone payments and licensing revenue increased from $58,000 in 2000 to $5.1 million in 2001, and included two milestone payments earned from J&J for the achievement of specified development goals relating to our pre-clinical research to develop an orally-active, novel cephalosporin. Other revenue, consisting of short-term contract research payments and the sale of molecular diversity samples to other biotechnology companies for use in their research programs, were nil and $122,000 in 2001 and 2000, respectively.

Research and Development Expenses.    Our research and development expenses increased 15% from $16.1 million in 2000 to $18.5 million in 2001. The increase was primarily due to increased contract research services to accelerate our lead optimization programs related to Essential-owned compounds. The increase also reflects the impact of the inclusion of the operations of Althexis since October 24, 2001.

General and Administrative Expenses.    General and administrative expenses increased 38% from $4.4 million in 2000 to $6.0 million in 2001, primarily as a result of severance and general legal fees. The increase also reflects the impact of the inclusion of the operations of Althexis since October 24, 2001.

In-Process Research and Development Expenses.    In connection with the acquisition of Althexis, we recorded a non-recurring, non-cash charge of $14.7 million for purchased in-process research and development in the fourth quarter of 2001. The purchased in-process research and development of $14.7 million, which represents the fair value attributable to the technology acquired, was expensed on the acquisition date because the technology had not yet reached technological feasibility and had no future alternative uses. The income approach was the primary technique utilized in valuing the in-process research and development. The value assigned to in-process research and development was estimated by discounting, to present value, the cash flows expected to result from each purchased in-process research and development project once it has reached commercial feasibility. The discount rates used to discount projected cash flows depended on the estimated stage of completion each project had achieved up to the date of the merger agreement, the risk related with each program, and the weighted average cost of capital for us at the time of the acquisition and ranged from 35% to 55%.

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

LIQUIDITY AND CAPITAL RESOURCES

If our common stock is delisted, we face substantial liquidity issues resulting from the likely exercise of the redemption rights of the holders of Series B preferred stock.

The Nasdaq National Market has informed us that we are not in compliance with certain continued listing requirements. If the Company’s appeal to the Nasdaq panel is unsuccessful, our common stock will be delisted. On March 20, 2003, we presented our appeal to a panel authorized by the Nasdaq National Market and are awaiting a decision. As a result of delisting, the holders of Series B preferred stock will have the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. If all of the outstanding preferred stock, that is 60,000 shares, is redeemed, the Company will be obligated to pay the holders of Series B preferred stock an aggregate of $60.0 million. Upon a delisting, we expect that the holders of at least 55,000 shares of Series B preferred stock will exercise their right to cause the Company to redeem their preferred stock and the Company will be obligated to pay to such holders an aggregate of $55.0 million. We currently do not have the funds available to redeem 55,000 or more shares of Series B preferred stock.

As a result of the likely exercise of the redemption rights by the holders of Series B preferred stock upon delisting, it may be necessary for us to initiate actions that could result in our dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

We have financed our operations since inception primarily through the sale of equity securities, through funds provided under collaboration agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing arrangements. As of December 31, 2002, we had received $126.8 million from the sale of common and preferred stock and $72.1 million from license fees, research support and milestone payments under collaboration agreements.

CASH FLOWS

Cash, cash equivalents and marketable securities at December 31, 2002 were $33.5 million compared to $59.5 million at December 31, 2001. Trade and other receivables at December 31, 2002 were $1.6 million compared to $5.4 million at December 31, 2001. The decrease in cash during the fiscal year 2002 was primarily due to cash used by operations of $21.5 million, $3.6 million in capital expenditures, $2.2 million in restricted cash, $1.5 million in acquisition related costs and $1.0 million in principal payments under our debt obligations. This decrease was partially offset by $2.5 million in proceeds from debt financing, $559,000 in net proceeds from sales of fixed assets and $274,000 in net proceeds from the issuance of common stock from the exercise of employee stock options.

We invested $3.6 million in capital expenditures in 2002 compared to $665,000 in 2001. We spent $2.6 million in 2002 on building improvements related to our Waltham, Massachusetts building lease entered into in January 2002. We are financing these improvement expenditures with a bank term loan. We made principal payments under our debt obligations of $1.0 million in 2002 compared to $1.4 million in 2001. At December 31, 2002, the remaining balance on our debt obligations was $2.6 million.

During the second quarter of 2002, we eliminated several early stage discovery programs to focus our resources on advancing the development of several promising compounds that have been acquired or have emerged from our research pipeline. As a result, we recorded a restructuring charge of $11.3 million in 2002. Restructuring charges totaling $10.7 million were recorded in the second quarter of 2002, which included cash charges of $3.2 million. The cash charges consisted primarily of $1.4 million in severance and related costs and $1.4 million in lease costs for excess facilities. In the fourth quarter of 2002, we recorded an additional restructuring charge of $0.6 million related to leasehold improvements on excess facilities in Mountain View. While the restructuring resulted in lower salaries and payroll related expenses, we expect to funnel these savings into the advancement of the clinical programs.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2002:

		Payment due by period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
	(In thousands)
Long-term debt	$2,918	$785	$1,526	$607	$—
Capital lease obligations	222	62	116	44	—
Operating leases	14,664	2,929	5,495	1,589	4,651
Series B convertible redeemable preferred stock(1)	60,000	60,000	—		—
Research collaborations	1,616	1,616	—	—	—
Clinical trials	498	498	—	—	—

Total contractual cash obligations	$79,918	$65,890	$7,137	$2,240	$4,651

(1) Assumes	the Series B preferred shareholders exercise their redemption rights in 2003. See Note 1 of the Notes to the Company’s consolidated financial statements for the year ended December 31, 2002. If the Series B preferred shareholders do not exercise their redemption rights in 2003, the contractual obligation is due in 4-5 years.

In October 2001, we completed a private placement of an aggregate of 60,000 shares of our Series B convertible redeemable preferred stock for a total purchase price of $60.0 million that by its terms is required to be redeemed in October 2006, or, upon the occurrence of specified adverse events, may be required to be redeemed sooner as is more particularly described in Note 10 to our consolidated financial statements included in this report. Under the terms of our Series B convertible redeemable preferred stock agreements, we would be required to obtain the approval of the preferred stockholders prior to incurring indebtedness above specified amounts. In November 2002, we entered into separate Conversion Agreements with certain holders of our issued and outstanding shares of Series B preferred stock. The holders of Series B preferred stock that have executed the Conversion Agreements agreed, subject to obtaining the requisite stockholder approval and the satisfaction of certain other closing conditions, to vote all of the outstanding shares held by them in favor of converting all outstanding shares of Essential’s Series B preferred stock into common stock. Each outstanding share of Series B preferred stock would convert into the number of shares of common stock obtained by dividing the aggregate stated value of the outstanding Series B preferred stock, plus any accrued and unpaid dividends, by a per share conversion price of $0.75. The conversion of the Series B preferred stock into common stock, which needed to be approved by the stockholders, was the critical element of Essential’s comprehensive plan to secure compliance with Nasdaq’s minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market. A Special Meeting of Stockholders was held in January 2003 and the conversion did not receive the required stockholder approval.

Following the failure of the holders of a majority of the outstanding shares of our common stock to approve the conversion of Essential’s Series B preferred stock into common stock, we received a Nasdaq Staff determination letter indicating that our securities would be delisted from the Nasdaq National Market at the opening of business on February 10, 2003 due to our failure to comply with the Nasdaq National Market System listing criteria which require us to maintain a minimum stockholders’ equity of $10 million. We requested a hearing to appeal the Staff’s determination to the Nasdaq Listing Qualifications Panel, and the hearing request will stay the delisting of our securities pending the Panel’s decision. In the event that our stock is delisted, the terms of the Series B preferred stock provide that the Series B preferred stockholders have the right to cause Essential to redeem their shares of Series B preferred stock at a price of $1,000 per share. The redemption of all 60,000 shares of Series B preferred stock would result in Essential being obligated to pay the holders of the Series B preferred stock an aggregate of $60.0 million. We currently do not have the funds available to redeem all of the outstanding shares of Series B preferred stock, and should we receive redemption elections by sufficient holders of our Series B preferred stock, we would likely need to consider taking action that may result in Essential’s dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

In February 2002, we pledged $0.4 million for a standby letter of credit of the same amount, related to our Waltham, Massachusetts building lease entered into in January 2002. The term of the standby letter of credit expires in 2009. Additionally, we have pledged $0.1 million for a credit card line to finance operating expenses.

In June 2002, we negotiated a $1.5 million lease line to finance the cost of capital purchases. As of December 31, 2002, we had drawn down approximately $0.7 million on this lease line and closed the line. All amounts drawn on the lease line are required to be repaid in 48 equal monthly installments commencing in January 2003 at an interest rate of 9.94%.

In September 2002, we negotiated a $2.0 million term loan with Fleet National Bank to finance the build-out of our new corporate headquarters in Waltham, Massachusetts. All amounts drawn on the loan are required to be repaid in 16 equal quarterly installments commencing in March 2003. As of December 31, 2002, $1.8 million had been drawn down under this loan at an interest rate of LIBOR plus 1% or 2.4%. Any amounts drawn on the term loan are fully collateralized by marketable securities per the terms of The Account Pledge Agreement between Fleet National Bank and the Company dated September 2002. Under the terms of the loan agreement, in the event that the holders of the Series B preferred stock cause the Company to redeem their shares of Series B preferred stock (see Note 1), the Bank has the right to demand payment in full and execute its rights under The Account Pledge Agreement.

We expect that our existing capital resources, including the funds from the October 2001 preferred stock financing, interest income and future payments due under our collaboration agreements will enable us to maintain current and planned operations at least into the first half of 2004. We expect to seek additional funds to continue our business activities beyond the first half of 2004 and will seek to raise additional funding, as opportunities arise, from other collaboration arrangements or public or private financings, including sales of equity or debt securities. Any collaboration or licensing arrangements could result in limitations on our ability to control the commercialization of resulting drugs, if any, and could limit profits, if any, there from. Any equity financing could result in dilution to our then-existing stockholders. However, in the event that our stock is delisted, the terms of the Series B preferred stock provide that the Series B preferred stockholders have the right to cause Essential to redeem their shares of Series B preferred stock at a price of $1,000 per share. The redemption of all 60,000 shares of Series B preferred stock would result in Essential being obligated to pay the holders of the Series B preferred stock an aggregate of $60.0 million. We currently do not have the funds available to redeem all of the outstanding shares of Series B preferred stock, and in the face of valid redemption elections by sufficient holders of our Series B preferred stock, we would likely need to consider taking action that may result in Essential’s dissolution, insolvency or seeking protection under bankruptcy laws or similar actions, which may impact our ability to continue operations or obtain additional funds.

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

At December 31, 2002, the net operating losses available to offset future taxable income for federal income tax purposes were approximately $82.0 million. Because we have experienced ownership changes, future utilization of the carryforwards may be limited in any one fiscal year pursuant to Internal Revenue Code regulations. The carryforwards expire at various dates beginning in 2008 through 2022 if not utilized. As a result of the annual limitation, a portion of these carryforwards may expire before becoming available to reduce our federal income tax liabilities.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to be met in order to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The goodwill resulting from the acquisition of Maret is not being amortized. In conjunction with the June 2002 restructuring, we recorded a $6.3 million write-off of goodwill associated with the acquisition of Althexis in the prior year determined in accordance with SFAS 141.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with transition provisions for assets “held for sale” that were initially recorded under previous models (APB No. 30 or SFAS No. 121) and do not meet the new “held for sale” criteria. We adopted SFAS No. 144 in the first quarter of 2002. In conjunction with the June 2002 restructuring, we recorded a $0.8 million charge for the reduction in the carrying value of certain research equipment determined in accordance with SFAS 144.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In conjunction with the planned phase out of the California operations in March 2003, we expect to incur severance charges of $3.5 million, charges for the reduction in the value of leasehold improvements and the carrying value of equipment of $2.0 million, as well as charges of approximately $1.0 million for excess lease payments accounted for in accordance with SFAS 146.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 in the fourth quarter of 2002, and the adoption did not have a material impact on our results of operations or financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets. We generally invest our cash in commercial paper and corporate debt securities which bear minimal risk. The fair value of our investment in marketable securities at December 31, 2002 was $30.0 million, with a weighted-average maturity of 407 days and a weighted-average interest rate of 2.96%. The fair value of our investments in marketable securities at December 31, 2001 was $2.1 million, with a weighted-average maturity of 598 days and a weighted-average interest rate of 2.74%. Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, these gains or losses would not be realized unless the investments are sold prior to maturity.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The names and certain other information about the Directors and Executive Officers of Essential Therapeutics, Inc.:

Name of Director/Executive Officer	Age	Company Positions	Since
Kate Bingham(2)	37	Director	2001
Charles W. Newhall III(1)	58	Director	2001
James E. Rurka	57	Director	1994
David Schnell, M.D.(1)	42	Director	2001
Mark Skaletsky(1)(3)	54	President, Chief Executive Officer and Director	2001
George H. Miller, Ph.D.	64	Executive Vice President—Research and Development	1998
Timothy Noyes	40	Chief Operating Officer	2002
Paul Mellett	47	Senior Vice President, Chief Financial Officer and Assistant Secretary	2001
Martha J. Carter	50	Senior Vice President—Regulatory Affairs	2002
Elizabeth Grammer	39	Vice President and General Counsel	2002
Robert D. Testorff	56	Vice President—Human Resources and Administration	1997
Nancy Wetherbee	46	Vice President—Business Development	2002

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.
(3)	Member of Option Grant Committee.

Kate Bingham became a Director of Essential in October 2001. In 1991, she joined Schroder Ventures, a venture capital firm, and is a General Partner of Schroder Ventures Life Sciences. Prior to joining Schroder Ventures, Ms. Bingham worked in business development at Vertex Pharmaceuticals, a biotechnology company engaged in small molecule drug discovery, development and commercialization. She currently serves on a number of private company Board of Directors. Ms. Bingham has a first class degree in Biochemistry from Oxford University and an M.B.A. from Harvard University.

Charles W. Newhall III became a Director of Essential in October 2001. Since 1978 he has been a General Partner and is a co-founder of New Enterprise Associates, a venture capital firm. Prior to founding New Enterprise Associates, he was a Vice President at T. Rowe Price Group, Inc., an asset management firm. Mr. Newhall currently serves on the Board of Directors for HealthSouth Corporation. He also serves as Chairman Emeritus of the Mid-Atlantic Venture Capital Association that he founded in 1986. Mr. Newhall has a B.A. in English Literature from the University of Pennsylvania and an M.B.A. from Harvard University.

James E. Rurka served as President, Chief Executive Officer and a Director since he joined Essential in February 1994. He resigned as President and Chief Executive Officer upon completion of Essential’s acquisition of Althexis in October 2001 and remains as a Director. From 1983 to 1993, he was with Cetus Corporation, subsequently acquired by Chiron Corporation, a major biotechnology company, where he was most recently President of the Cetus Oncology Division. Prior to joining Cetus Corporation, Mr. Rurka held Group Marketing and Product Management positions at Bristol Myers Squibb, a diversified worldwide health and personal care company, and Schering-Plough Corporation, a research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical products worldwide. Mr. Rurka served on the Board of Directors of Iconix Pharmaceuticals, Inc. (15.5% owned by Essential at December 31, 2002) since its inception and resigned in 2001. He is a former member of the Board of Directors of the Biotechnology Industry Organization. Mr. Rurka has a B.A. in English with a minor in Business from Seton Hall University, and he attended Seton Hall University Graduate School of Business.

David Schnell, M.D., a founder of Essential, served as a Director of Essential from December 1992 to June 2001. In October 2001, Dr. Schnell was re-appointed to the Board of Directors of Essential. Since 1997 he has been a Managing Partner of Prospect Venture Partners, a venture capital firm. From 1994 to 1997, he was a Partner at Kleiner Perkins Caufield & Byers, a venture capital firm. From 1987 to 1993, Dr. Schnell was a marketing and business development executive at

Sandoz Pharmaceuticals Corporation, a research-based provider of life science products. During 1992 and 1993, he managed Sandoz’s venture capital activities and, with Avalon Medical Partners, a venture capital firm, founded Essential. He currently serves on a number of private company Boards of Directors. Dr. Schnell has a B.S. in Biological Sciences and an M.A. in Health Services Research from Stanford University and an M.D. from Harvard University.

Mark Skaletsky was appointed as President, Chief Executive Officer and Chairman of the Board of Essential upon completion of the merger in October 2001. Prior to the merger, Mr. Skaletsky was the Chairman of the Board and Chief Executive Officer of Althexis. He served as a Director of Essential from April 1998 to March 2001. From 1993 to 2000, Mr. Skaletsky was the President and Chief Executive Officer of GelTex Pharmaceuticals, Inc., a company which researches and develops non-absorbed polymer drugs and was acquired by Genzyme Corporation in December 2000. From 1988 to 1993, Mr. Skaletsky served as Chairman and Chief Executive Officer of Enzytech, Inc., a biotechnology company subsequently acquired by Alkermes, Inc., a pharmaceutical company applying the tools of biotechnology to the development of proprietary drug delivery systems. From 1981 to 1988, Mr. Skaletsky served as President and Chief Operating Officer of Biogen, Inc., a biotechnology company focused on products for multiple sclerosis, inflammatory, respiratory and kidney diseases, and certain viruses and cancers. Mr. Skaletsky serves on the Board of Directors and is the former Chairman of the Biotechnology Industry Organization. Mr. Skaletsky is a member of the Board of Trustees of Bentley College and also serves on the Board of Directors of Isis Pharmaceuticals, Inc., and several other private biotechnology companies. Mr. Skaletsky has a B.S. in Finance from Bentley College.

George H. Miller, Ph.D., Executive Vice President—Research and Development, joined Essential in January 1998. Prior to joining Essential, Dr. Miller had spent the previous 23 years at Schering-Plough Research Institute, a research-based company engaged in the discovery and development of pharmaceutical products worldwide. From 1986 to 1997, Dr. Miller served as Presidential Fellow—Vice President—Infectious Disease and Microbial Products Discovery. Dr. Miller also taught at the Virginia Commonwealth University and is currently an adjunct faculty member in the School of Pharmacy at Rutgers University. Dr. Miller has a B.S. and M.S. from Philadelphia College of Pharmacy and Science, and a Ph.D. from the Virginia Commonwealth University.

Timothy Noyes was appointed as Chief Operating Officer of Essential in August 2002. Prior to joining Essential, Mr. Noyes had been President of GelTex Pharmaceuticals, Inc., a division of Genzyme Corporation. Prior to joining GelTex, Mr. Noyes was Director of Marketing at Merck & Co., Inc. Mr. Noyes is a Director of Iconix Pharmaceuticals, Inc. (15.5% owned by Essential at December 31, 2002). Mr. Noyes received his B.A. from Harvard College and his M.B.A from the Harvard Business School.

Paul Mellett was appointed as Senior Vice President and Chief Financial Officer of Essential upon completion of the merger in October 2001. Prior to the merger, Mr. Mellett had been Vice President and Chief Financial Officer of Althexis since April 2001. From 1997 to 2000, Mr. Mellett was the Chief Financial Officer and Vice President of Administration at GelTex Pharmaceuticals, Inc., a company which researches and develops non-absorbed polymer drugs and was acquired by Genzyme Corporation in December 2000. From 1994 to 1997, Mr. Mellett served as the Chief Financial Officer of Marshall Contractors, a construction management firm specializing in the pharmaceutical/biotechnology and semi-conductor industries, which was acquired by Fluor Corporation in 1996. From 1977 to 1994, Mr. Mellett was employed with Deloitte & Touche LLP, a public accounting firm, and was an Audit Partner since 1989. Mr. Mellett is a Director of Caritas Norwood Hospital. Mr. Mellett received a B.S. in Business Administration from Boston College.

Elizabeth Grammer was appointed Vice President and General Counsel of Essential in October 2002. From 1997 to October 2002, Ms. Grammer served as legal counsel to GelTex Pharmaceuticals, Inc., most recently as Senior Corporate Counsel. Prior to joining GelTex, Ms. Grammer was employed by the law firm Palmer & Dodge LLP. Ms. Grammer received a B.A. from Boston University and her J.D. from Stanford University.

Martha J. Carter was appointed Senior Vice President of Regulatory Affairs of Essential in September 2002. Prior to joining Essential, from 1998 to 2002, Ms. Carter worked at GelTex Pharmaceuticals, Inc. as Vice President of Regulatory Affairs. Prior to joining GelTex, Ms. Carter served at Genetics Institute as Director of Regulatory Affairs from 1995 to 1998. From 1992 to 1995, Ms. Carter was Senior Director and then Vice President of Regulatory Affairs at ImmuLogic Pharmaceutical Corporation. From 1983 to 1991, Ms. Carter headed the regulatory affairs function at Serono Laboratories, Inc. From 1977 to 1983, Ms. Carter was employed by Fisons Corporation in clinical research and regulatory affairs. Ms. Carter received her B.A. in Biology from Northeastern University and she attended the Massachusetts College of Pharmacy and Health Sciences where she completed the didactic portion of the Master of Science degree in Therapeutics.

Robert D. Testorff, Vice President—Human Resources and Administration, joined Essential in December 1997. Prior to joining Essential, from 1992 to 1997, Mr. Testorff was the Vice President of Human Resources for Biocircuits Corporation, a biomedical diagnostics company. From 1984 to 1992, he was employed as a human resources management consultant, affiliated for several years with a major, multi-national consulting firm. Mr. Testorff’s earlier employment included Print

Technology, where he was the Director of Human Resources and Rockwell International, where he was the Group Director of Human Resources for its Telecommunications Group. Mr. Testorff has a B.A. in History and Political Science from Wichita State University and a J.D. from Southern Methodist University, where he specialized in labor relations and employment law.

Nancy Wetherbee, Vice President—Business Development, joined Essential in March 2002. Prior to joining Essential, from 1999 to 2002, Ms. Wetherbee served as the Vice President of Business Development at Phytera, Inc., a biopharmaceutical company focused on applying novel technology platforms to the identification of new lead structures and genes for pharmaceutical applications. From 1995 to 1998, she was a sales and marketing, business development and strategic planning executive at Oncormed, Inc., a genomics company pioneering pharmaco-genomics to accelerate drug discovery and development, which was acquired by Gene Logic, Inc. in September 1998. From 1989 to 1995, Ms. Wetherbee was the Director of Marketing at Athena Diagnostics Corporation, a leading provider of proprietary and highly specialized neurological diagnostic services. From 1981 to 1989, she held various positions at Boehringer Mannheim Biochemicals, a leading provider of biotechnology research products. Ms. Wetherbee has a B.A. in Biochemistry from Mount Holyoke College and an M.B.A. from Simmons Graduate School of Management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, Essential’s directors, its executive officers, and persons holding more than 10% percent of the common stock are required to report their ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. Such directors, officers and 10% holders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established, and we are required to report in this proxy statement any failure to file by such dates during 2002. To our knowledge, all of these filing requirements were satisfied by our directors, officers and 10% percent holders. In making these statements, Essential has relied upon the written representations of its directors, officers and its 10% percent holders and copies of the reports that they have filed with the Commission.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

The following table summarizes compensation information for our Chief Executive Officer and the other most highly compensated executive officers of Essential, its named executive officers, for the periods shown.

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation Options/ SARs (#)	All Other Compensation (2)
		Salary	Bonus (1)	Other Annual Compensation
Mark Skaletsky	2002	$345,167	$41,580	—	—	$1,386
Chairman, President and	2001	61,875	65,000	—	—	—
Chief Executive Officer(3)
George H. Miller, Ph.D	2002	285,553	24,806	—	35,000	4,891
Executive Vice President—	2001	262,500	49,220	—	100,000	4,493
Research and Development	2000	249,375	18,750	—	50,000	4,238
Paul Mellett	2002	236,526	16,538	—	—	698
Senior Vice President, Chief	2001	39,375	29,530	—	—	—
Financial Officer and Assistant Secretary(4)
Robert D. Testorff	2002	194,920	14,057	—	55,000	1,344
Vice President—Human Resources	2001	178,500	33,470	—	47,500	1,290
and Administration(5)	2000	170,000	12,750	—	25,000	690
Nancy Wetherbee(6)	2002	174,461	13,125	—	—	564
Vice President—Business Development

(1)	Represents bonuses earned by the named executive officer based upon his performance in the year noted but paid in the subsequent year.
(2)	Represents amounts paid by Essential on behalf of the officer for term life insurance policies (the proceeds of which are payable to the officer’s beneficiaries).
(3)	Mr. Skaletsky was appointed as President, Chief Executive Officer and Chairman of the Board of Essential upon completion of the merger with Althexis in October 2001.
(4)	Mr. Mellett was appointed as Senior Vice President, Chief Financial Officer and Assistant Secretary of Essential upon completion of Essential’s acquisition of Althexis in October 2001.
(5)	Mr. Testorff joined Essential in December 1997. He became an executive officer in November 2001.
(6)	Ms. Wetherbee joined Essential in March 2002 as Vice President of Business Development.

Termination of Employment and Change of Control Arrangements. Essential has entered into severance agreements with Ms. Grammer, Ms. Carter, Ms. Wetherbee, Dr. Miller and Messrs. Mellett, Skaletsky, Noyes and Testorff to provide severance benefits upon a termination following a change of control. A summary of the terms of the agreements is provided in the section entitled “Certain Relationships and Related Transactions.”

STOCK OPTION INFORMATION

Option Grants in Last Fiscal Year. The following table sets forth certain information concerning grants of stock options to each of the named executive officers during the fiscal year ended December 31, 2002. The table also sets forth hypothetical gains or “option spreads” for the options at the end of their respective ten-year terms. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term. Actual gains, if any, on option exercises are dependent on the future performance of Essential’s common stock and overall market conditions.

Name	Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Terms(2)
					5%	10%
Mark Skaletsky	100,000	9.46%	$3.30	02/14/12	$207,535	$525,935
Chairman, President and
Chief Executive Officer
George H. Miller, Ph.D	35,000	3.31%	3.30	02/14/12	72,637	184,077
Executive Vice President—
Research and Development
Paul Mellet	25,000	2.36%	3.30	02/14/12	51,884	131,484
Senior Vice President, Chief Financial	35,000	3.31%	1.21	07/23/12	26,634	67,495
Officer and Assistant Secretary
Robert D. Testorff	20,000	1.89%	3.30	02/14/12	41,507	105,187
Vice President—Human Resources	32,083	3.03%	1.21	07/23/12	24,414	61,870
and Administration	2,917	0.28%	1.21	07/23/12	2,220	5,625
Nancy Wetherbee	65,000	6.15%	3.41	03/01/12	139,394	353,253
Vice President—Business Development	7,501	0.71%	1.21	07/23/12	5,708	14,465
	7,499	0.71%	1.21	07/23/12	5,706	14,461

(1)

The options referenced in the foregoing table are intended to be incentive stock options to the extent permitted by applicable law. Essential’s 1993 Amended Incentive Stock Plan and 2001 Incentive Stock Plan (Incentive Plans) also provide for the grant of non-qualified stock options. Incentive stock options may be granted under the Incentive Plans at an exercise price no less than fair market value on the date of grant. For so long as Essential’s common stock is listed on the Nasdaq National Market, the fair market value is the closing sale price for the common stock. Non-qualified options may be granted at an exercise price of no less than 85% of fair market value on the date of grant. The above-referenced options generally become exercisable on a monthly basis over a four-year period after the date of grant. Options generally terminate on the earlier of thirty days after termination of the optionee’s employment by or services to Essential, or ten years after grant.

(2)	The 5% and 10% assumed annualized rates of compound stock price appreciation are based on the exercise prices shown in the table, are mandated by the rules of the Securities and Exchange Commission, and do not represent Essential’s estimate or a projection by Essential of future common stock prices.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values.    The following table sets forth certain information concerning the number of options exercised by the named executive officers during the fiscal year ended December 31, 2002, and the number of shares covered by both exercisable and unexercisable stock options held by the named executive officers as of December 31, 2002. Also reported are values for “in-the-money” options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of Essential’s common stock as of December 31, 2002 ($0.55 per share).

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark Skaletsky	0	$0	20,833	79,167	$0	$0
George H. Miller, Ph.D	0	0	189,480	95,520	0	0
Paul Mellett	0	0	5,208	54,792	0	0
Robert D. Testorff	0	0	86,146	83,854	0	0
Nancy Wetherbee	0	0	0	80,000	0	0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors reviews and recommends to the Board of Directors for approval Essential’s executive compensation policies. During 2002, Compensation Committee consisted of directors Mark Skaletsky, Charles Newhall and David Schnell. No interlocking relationship exists between any member of the Company’s Board of Directors or Compensation Committee and any member of the Board of Directors or Compensation Committee of any other Company. None of the members of the Compensation Committee, as constituted during 2002, was a former or current officer or employee of the Company.

COMPENSATION OF DIRECTORS

The Board of Directors has and intends to grant stock options to its directors as follows:

•	upon election to the Board of Directors, a new non-employee director would be granted an option exercisable for 30,000 shares of common stock, which option which would be exercisable at a price equal to the fair market value of our common stock on the date the option is granted and would vest over a three-year period; and

•	upon each anniversary of the date a non-employee director first became a director, he or she would be granted an option exercisable for 5,000 shares of common stock, which option which would be exercisable at a price equal to the fair market value of our common stock on the date the option is granted and would be fully exercisable at grant. These grants were not made in 2002.

In addition to the stock option grant to each non-employee director, each will also be paid $12,000 per annum for their services, payable quarterly. Directors otherwise have received no other fees for services provided in that capacity but have been reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors’ meetings. Directors receive no compensation for meetings attended by telephone or for actions taken by written consent.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2002 relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,318,518	$4.73	3,698,771
Equity compensation plans not approved by security holders	—	—	—

Total	3,318,518	$4.73	3,698,771

(1)	Consists of The Althexis Plan, the Directors Plan, the 2001 Plan and the 1993 Plan.

STOCKHOLDERS

The following table sets forth certain information known to Essential with respect to beneficial ownership of Essential’s common stock as of March 20, 2003 by (i) each stockholder known by Essential to be the beneficial owner of more than 5% of Essential’s common stock, (ii) each current director, (iii) each named executive officer listed in the Summary Compensation Table above, and (iv) all executive officers and directors as a group.

Five Percent Stockholders, Directors and Executive Officers	Number	Percent Beneficially Owned(1)
Mark Skaletsky(2)	533,935	2.8%
Paul Mellett(3)	181,511	*
George H. Miller, Ph.D.(4)	226,131	*
Manuel Navia, Ph.D	1,233,900	6.5%
Robert D. Testorff(5)	114,329	*
Nancy Wetherbee(6)	26,769	*
Kate Bingham(7)	4,829,655	20.3%
Charles W. Newhall III(8)	6,653,333	26.0%
James E. Rurka(9)	481,115	2.5%
David Schnell, M.D.(10)	6,713,545	26.2%
Mass Ventures LLC 484 Conway Manor Dr., NW Atlanta, GA 30327-3518	991,690	5.2%
International Biotechnology Trust plc(11) c/o Schroder Investment Management Limited 31 Gresham Street London, EC2V 7QA, England	2,500,000	11.7%
New Enterprise Associates 10, Limited Partnership(12) 1119 St. Paul Street Baltimore, MD 21202	6,643,333	26.0%
Entities Affiliated with Prospect Venture Partners(13) 435 Tasso Street, Suite 200 Palo Alto, CA 94301	6,666,666	26.0%
Entities Affiliated with Schroder Venture Managers Limited(14) . 22 Church Street Hamilton, HM 11, Bermuda	2,319,665	10.9%
All directors and executive officers as a group (9 persons)(15)	19,760,323	52.3%

*Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities, subject to community property laws, where applicable. Applicable percentage ownership is based on 18,939,941 shares of common stock outstanding as of March 20, 2003. Shares of common stock subject to options or convertible securities, including the Series B convertible redeemable preferred stock, currently exercisable or convertible or exercisable or convertible within 60 days of March 20, 2003, are included in the number of shares outstanding for computing the percentage of the person holding such option or convertible security but are not included in the number of shares outstanding for computing the percentage of any other person.
(2)	Includes 502,685 shares held by Mr. Skaletsky, of which 192,697 shares are subject to repurchase under the Restricted Stock Purchase Agreement, and 31,250 shares issuable to Mr. Skaletsky pursuant to options exercisable within 60 days of March 20, 2003.
(3)	Includes 155,469 shares held by Mr. Mellett, of which 77,735 shares are subject to repurchase under the Restricted Stock Purchase Agreement, and 26,042 shares issuable to Mr. Mellett pursuant to options exercisable within 60 days of March 20, 2003.
(4)	Includes 18,880 shares held by Dr. Miller, 1,000 shares held by Dr. Miller as Custodian for his daughter, and 206,251 shares issuable to Dr. Miller pursuant to options exercisable within 60 days of March 20, 2003.
(5)	Includes 1,100 shares held by Mr. Testorff and 113,229 shares issuable to Mr. Testorff pursuant to options exercisable within 60 days of March 20, 2003.
(6)	Consists of 26,769 shares issuable to Ms. Wetherbee pursuant to options exercisable within 60 days of March 20, 2003.
(7)	Includes 4,819,665 shares Ms. Bingham may be deemed to beneficially own due to her affiliation with International Biotechnology Trust plc and Schroder Ventures as described in Notes 11 and 14 below. Ms. Bingham disclaims beneficial ownership with respect to shares she may be deemed to beneficially own due to her affiliation with International Biotechnology Trust plc and Schroder Ventures, except to the extent of any pecuniary interest therein. Also includes 10,000 shares issuable to Ms. Bingham pursuant to options exercisable within 60 days of March 20, 2003.
(8)	Includes 6,643,333 shares Mr. Newhall may be deemed to beneficially own due to his affiliation with New Enterprise Associates 10, Limited Partnership as described in Note 12 below. Mr. Newhall disclaims beneficial ownership with respect to shares he may be deemed to beneficially own due to his affiliation with New Enterprise Associates 10, Limited Partnership and its affiliates, except to the extent of any pecuniary interest therein. Also includes 10,000 shares issuable to Mr. Newhall pursuant to options exercisable within 60 days of March 20, 2003.
(9)	Includes 187,365 shares held by Mr. Rurka and 293,750 shares issuable to Mr. Rurka pursuant to options exercisable within 60 days of March 20, 2003.
(10)	Includes 36,879 shares held by Dr. Schnell. Also includes 6,666,666 shares Dr. Schnell may be deemed to beneficially own due to his affiliation with Prospect Venture Partners, Limited Partnership as described in Note 13 below. Dr. Schnell disclaims beneficial ownership with respect to shares he may be deemed to beneficially own due to his affiliation with Prospect Venture Partners, Limited Partnership and its affiliates, except to the extent of any pecuniary interest therein. Also includes 10,000 shares issuable to Mr. Schnell pursuant to options exercisable within 60 days of March 20, 2003.
(11)	Based upon a Schedule 13D filed by International Biotechnology Trust plc (“IBT”) and others with the SEC on November 5, 2001. The number of shares reported results from the assumed conversion of 7,500 shares of Series B convertible redeemable preferred stock of Essential acquired by IBT. Schroder Investment Management Limited (“SIML”) is the discretionary investment manager of IBT. SIML may be deemed to beneficially own the shares as the discretionary investment manager of IBT and shares voting and dispositive power with respect to such shares. Mr. Tom Daniel and Ms. Kate Bingham are members of the investment committee of Schroder Ventures Life Sciences Advisers (UK) Limited which advises SIML. In such capacity, Mr. Daniel and Ms. Bingham may be deemed to beneficially own the shares and share voting power with respect to such shares. Ms. Bingham is a member of the Board of Directors of Essential. Mr. Richard Colwell is the fund manager of IBT. Mr. Colwell may be deemed to beneficially own the shares as the fund manager of IBT and shares voting power with respect to such shares. SIML, Ms. Bingham and Messrs. Colwell and Daniel disclaim the beneficial ownership of any shares of common stock of Essential.
(12)	Based upon a Schedule 13D filed by New Enterprise Associates 10, Limited Partnership (“NEA 10”) and others with the SEC on November 2, 2001. The number of shares reported results from the assumed conversion of 19,930 shares of Series B convertible redeemable preferred stock of Essential acquired by NEA 10 in a private transaction on October 24, 2001. NEA Partners 10, Limited Partnership (“NEA Partners 10”) is the sole general partner of NEA 10. Messrs. Stewart Alsop, M. James Barrett, Peter J. Barris, Robert T. Coneybeer, Nancy L. Dorman, Ronald H. Kase, C. Richard Kramlich, Thomas C. McConnell, Peter T. Morris, Charles W. Newhall III, Mark W. Perry and Scott D. Sandell are the individual general partners of NEA Partners 10 (collectively, the “General Partners”). Mr. Newhall is a member of the Board of Directors of Essential. NEA 10 is the record owner of the shares, however NEA Partners 10 may be deemed to beneficially own the shares as the sole general partner of NEA 10 and shares voting and dispositive power with respect to the shares. The General Partners may also be deemed to beneficially own the shares as the individual general partners of NEA Partners 10 and share voting and dispositive power with respect to the shares. NEA Partners 10 and the General Partners disclaim beneficial ownership of the shares.

(13)	Based upon a Schedule 13D filed by Prospect Venture Partners II, L.P. (“PVP II”) and others with the SEC on November 5, 2001, as amended on December 18, 2001. The number of shares reported results from the assumed conversion of 20,000 shares of Series B convertible redeemable preferred stock of Essential acquired by the reporting entities in a private transaction on October 24, 2001, of which (a) 5,000,000 shares of common stock are held of record by PVP II, and (b) 1,666,666 shares of common stock are held of record by Prospect Venture Partners, L.P. (“PVP”). Prospect Management Co. II, L.L.C. (“PMC II”) is the general partner of PVP II. PMC II may be deemed to beneficially own 5,000,000 shares as the general partner of PVP II and shares voting and dispositive power with respect to such shares. Prospect Management Co., L.L.C. (“PMC”) is the general partner of PVP. PMC may be deemed to beneficially own 1,666,666 shares as the general partner of PVP and shares voting and dispositive power with respect to such shares. Dr. David Schnell and Mr. Alexander E. Barkas are managing members of both PMC and PMC II. Dr. Schnell and Mr. Barkas may be deemed to beneficially own 6,666,666 shares of common stock of Essential and shares voting and dispositive power. In addition, Dr. Schnell directly owns 36,879 shares of common stock of Essential. Dr. Schnell is a member of the Board of Directors of Essential. Mr. Russell C. Hirsch and Mr. James B. Tananbaum are managing members of PMC II. Mr.Hirsch and Mr. Tananbaum may each be deemed to beneficially own 5,000,000 shares of common stock of Essential and shares voting and dispositive power. Other than with respect to 36,879 shares, Dr. Schnell disclaims beneficial ownership with respect to any shares ofEssential except to the extent of any pecuniary interest therein. Mr. Barkas, Mr. Hirsch and Mr. Tananbaum disclaim beneficial ownership with respect to any shares of Essential except to the extent of any pecuniary interest therein.
(14)	Based upon a Schedule 13D filed by Schroder Venture Managers Limited (“SVML”) and others with the SEC on November 5, 2001. The number of shares reported results from the assumed conversion of 6,959 shares of Series B convertible redeemable preferred stock of Essential acquired by the reporting entities in a private transaction on October 24, 2001, of which (a) 2,107,665 shares of common stock are held of record by Schroder Ventures International Life Sciences Fund II Strategic Partners L.P. (“Strategic Partners Plan”), and (b) 42,000 shares of common stock are held of record by Schroder Ventures International Life Sciences Fund Group Co-Investment Scheme (“Co-Invest Scheme”). SVML is the investment and fund manager of Strategic Partners Plan and Co-Invest Scheme. SVML may be deemed to beneficially own 2,319,665 shares of common stock of Essential and shares voting and dispositive power with respect to such shares. SVML disclaims beneficial ownership with respect to such shares. By virtue of certain affiliate relationships, Strategic Partners Plan and Co-Invest Scheme may be deemed to beneficially own 2,319,665 shares of common stock of Essential and shares voting and dispositive power. Each of the foregoing entities disclaims beneficial ownership of any shares of common stock of Essential except in the case of Strategic Partners Plan for the 2,107,665 shares it holds of record and Co-Invest Scheme for the 42,000 shares it holds of record. Ms. Deborah Speight, Ms. Nicola Lawson and Messrs. Peter Everson and Gary Carr are directors of SVML. Each of the foregoing persons may each be deemed to beneficially own 2,319,665 shares of common stock of Essential and shares voting and dispositive power. Each of the foregoing persons disclaims beneficial ownership with respect to such shares.
(15)	Includes 727,291 shares issuable pursuant to options exercisable within 60 days of March 20, 2003 and 18,129,664 shares from the assumed conversion of Series B preferred stock (as described in Notes 11, 12, 13 and 14, above).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ICONIX

Under the terms of the Series A Preferred Stock Purchase Agreement between Essential and EpiGenix, Inc., a Delaware corporation, now named Iconix Pharmaceuticals, Inc., dated January 14, 1998, the Core Technology Development and License Agreement between Essential and Iconix dated January 14, 1998 and the Antiviral and Surrogate Genetics Research Collaboration between Essential and Iconix dated January 14, 1998, Essential purchased 8,750,000 shares of Series A preferred stock of Iconix in exchange for the assignment and license of certain technology from Essential to Iconix pursuant to the terms of the Core Technology Agreement. Although this transaction was cashless, the shares of Series A preferred stock were deemed to have a value of $0.75 per share based upon the $0.75 price per share paid by the investors purchasing Series B preferred stock of Iconix, which is substantially similar in rights, preferences, and privileges to the Series A preferred stock, as part of the same transaction. As of December 31, 2002, Essential held approximately 15.5% ownership interest in Iconix, on a fully diluted basis. Essential accounts for the investment using the equity method of accounting and since Essential’s investment has a zero book basis, the losses of Iconix do not impact Essential’s statement of operations. Essential, by the terms of its agreements with Iconix, is entitled to designate one director affiliated with Essential to the Iconix Board of Directors. Timothy Noyes, Essential’s Chief Operating Officer, currently serves on the Board of Directors of Iconix.

Under the terms of the three-year Core Technology Agreement, Essential agreed to transfer or license specified technology to Iconix and to jointly develop certain technologies for a specified period of time. Under the terms of the three-year Collaboration Agreement, the parties agreed to collaborate to discover and develop viral therapeutics, as well as to potentially utilize the technologies which Iconix developed for antibacterial and antifungal applications. The Core Technology

Development and License Agreement was not extended beyond the scheduled conclusion date of January 14, 2001. Under the Core Technology Agreement, in 2001, there were no costs recognized by Essential for projects jointly undertaken pursuant to this agreement. However, approximately $238,000 was incurred for research services to Iconix, offset by $4,000 for similar services charged back by Iconix, for the year ended December 31, 2000. Under the Collaboration Agreement, Essential incurred antiviral research expenses of approximately nil, $44,000, and $1,528,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Under the terms of a Support Service Agreement, Essential provided Iconix with facilities and various business support services with reimbursement to Essential. This agreement concluded in February 2002. For the years ended December 31, 2002, 2001 and 2000, Essential received approximately $115,000, $1,198,000, and $1,067,000, respectively, from Iconix pursuant to the Support Services Agreement which it treated as a reduction of expenses.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

Essential has a note receivable from George H. Miller, Ph.D., Executive Vice President of Research and Development, dated February 26, 1998, in the principal amount of $200,000. This note is secured by real property and due within one year following termination of Dr. Miller’s employment with Essential. In November 2001, the terms of the loan arrangement were amended to provide that the loan bear interest at a simple rate of 5% per annum, which principal amount and accrued interest will be forgiven on December 31, 2004 contingent upon Dr. Miller’s continued employment at Essential until that date. The entire principal amount is outstanding as of December 31, 2002.

In connection with the acquisition of Althexis, in October 2001 Essential issued 502,685 shares of its common stock to Mr. Skaletsky in exchange for 439,987 shares of Althexis restricted common stock. Essential also issued 155,469 shares of its common stock to Mr. Mellett in exchange for 136,078 shares of Althexis restricted common stock. Althexis sold the restricted common stock in April 2001 to Mr. Skaletsky and Mr. Mellett in exchange for cash and recourse promissory notes totaling $175,995 and $54,432, respectively, each bearing interest at 6% per annum. The restricted common stock was issued subject to a repurchase option that lapses generally over four years. The promissory notes and related interest are secured by a pledge of the shares issued and will be forgiven generally over four years so long as Mr. Skaletsky and Mr. Mellett remain employed by Essential.

Essential had a note receivable from Robert D. Testorff, Vice President—Human Resources and Administration, dated January 18, 2002, in the principal amount of $150,000. This note was secured by stock options and had an initial term of sixty days, subject to renewal every sixty days for up to one hundred and eighty (180) days. The purpose of the note was to assist Mr. Testorff with the purchase of real property. Pursuant to the terms of the January 18, 2002 note, in March 2003, this note was replaced with a note receivable in the principal amount of $150,000. This note is secured by real property and due within one year following termination of Mr. Testorff’s employment with Essential. The note bears interest at 5% per annum payable bi-weekly.

Essential entered into severance agreements with each of George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D. in March 2001, which were amended and restated in May 2001. Essential entered into severance agreements with each of Mark Skaletsky and Paul Mellett in July 2001, which became effective upon the closing of the acquisition of Althexis. Essential entered into a severance agreement with Nancy Wetherbee in July 2002 and with Martha J. Carter and Elizabeth Grammer in January 2003, respectively. Under each of these agreements, if the individual’s employment with Essential is terminated without cause or the individual is constructively terminated, in each case within twelve (12) months following a change of control of Essential, the individual is entitled to receive, subject to the terms of the agreement, the continued payment of the individual’s base compensation at the annual rate in effect on the date when the termination of employment with Essential is effective for twelve (12) months following the termination. Essential entered in a severance agreement with Timothy Noyes in July 2002 which became effective upon his commencement of employment in August 2002. Under this agreement, if the individual’s employment with Essential is terminated without cause, the individual is constructively terminated or the individual voluntarily resigns his employment, the individual is entitled to receive, subject to the terms of the agreement, the continued payment of the individual’s base compensation at the annual rate in effect on the date when the termination of employment with Essential is effective for twelve (12) months following the termination.

Essential believes that the transactions set forth above were made on terms no less favorable to Essential than could have been obtained from unaffiliated third parties. All future transactions, including loans, between Essential and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors and will continue to be on terms no less favorable to Essential than could be obtained from unaffiliated third parties.

ITEM 14.     CONTROLS AND PROCEDURES

Essential maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Essential’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that Essential is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Essential also maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of form 10-K:

(1)  Financial Statements.

The following consolidated financial statements of Essential Therapeutics, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

•	Report of Ernst & Young LLP, Independent Auditors

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

•	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements (pages F-1 to F-25).

(2)  Financial Statement Schedules.

None. All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)  List of Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibits	Description

2.1	Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.) Series A Preferred Stock Purchase Agreement. (2)

2.2*	Core Technology Development and License Agreement by and between Microcide Pharmaceuticals, Inc. and Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)(2)

2.3*	Antiviral and Surrogate Genetics Research Collaboration Agreement by and between Microcide Pharmaceuticals, Inc. and Iconix Pharmaceuticals, Inc. (formerly EpiGenix, Inc.)(2)

2.4	Agreement and Plan of Merger between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc., dated July 27, 2001.(15)

3.1	Restated Certificate of Incorporation of the Registrant.(1)

3.2	Amendment to the Registrant’s Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 24, 2001.(14)

3.3	Certificate of Designations of Series B Convertible Redeemable Preferred Stock.(15)

3.4	Bylaws of the Registrant.(1)

3.5	Certificate of Amendment to the Bylaws, dated October 24, 2001.(19)

4.1	Form of Common Stock Certificate.(1)

4.2	Form of Preferred Stock Certificate.(16)

10.1	Information and Registration Rights Agreement, dated June 29, 1994 as amended.(1)

10.2**	1993 Amended Incentive Stock Plan.(1)

10.3**	1996 Employee Stock Purchase Plan.(1)

10.4**	Amendment to 1996 Employee Stock Purchase Plan, dated October 18, 2001.(5)

10.5**	401(k) Plan.(1)

10.6**	The Althexis Company, Inc. 1999 Stock Option Plan.(4)

10.7**	First Amendment to The Althexis Company, Inc. 1999 Stock Option Plan.(4)

10.8**	2001 Incentive Stock Plan.(17)

10.9**	1996 Director Option Plan.(1)

10.10*	Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated October 24, 1995.(1)

Exhibits	Description

10.11*	Joint Research Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated November 6, 1995.(1)

10.12*	Collaborative Research Agreement between the Registrant and Pfizer Inc., dated March 1, 1996.(1)

10.13*	License and Royalty Agreement between the Registrant and Pfizer Inc., dated March 1, 1996.(1)

10.17**	Form of Indemnification Agreement between the Registrant and its Officers and Directors.(1)

10.18**	Employment Agreement, dated January 31, 1994 between the Registrant and James E. Rurka.(1)

10.19**	Employment Agreement, dated December 23, 1992 between the Registrant and Keith A. Bostian, Ph.D.(1)

10.20	Lease Agreement commencing November 1, 1996 between the Registrant and Logue Investments L.P., a California limited partnership.(3)

10.24**	Consulting Agreement, dated January 14, 1998 between the Registrant and Keith Bostian, Ph.D.(6)

10.25	Lease Agreement between the Registrant and Portola Land Co., dated May 11, 1998.(7)

10.26	Promissory Note between the Registrant and Heller Financial Leasing, Inc., dated December 22, 1998.(9)

10.27	Security Agreement between the Registrant and Heller Financial Leasing, Inc., dated December 22, 1998.(9)

10.28*	Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated October 23, 1998.(9)

10.29*	Collaborative Research Agreement between the Registrant and Pfizer Inc., dated January 13, 1999.(9)

10.30*	License and Royalty Agreement between the Registrant and Pfizer Inc., dated January 13, 1999.(9)

10.31	Preferred Shares Rights Agreement, dated February 2, 1999, between the Registrant and Chase Mellon Shareholder Services, L.L.C.(8)

10.32*	Amendment to Joint Research Agreement between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated February 4, 2000.(10)

10.33*	Amendment to Collaborative Research Agreement between the Registrant and Pfizer Inc., dated March 1, 2000.(10)

10.34*	Research Agreement by and between the Registrant and Daiichi Pharmaceutical Co., Ltd., dated May 8, 2000.(11)

10.35*	Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated December 19, 2000.(18)

10.36**	Form of Severance Agreement between the Registrant and each of Donald H. Huffman, George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D., dated March 2001.(12)

10.37**	Form of Amended and Restated Severance Agreement between the Registrant and each of Donald H. Huffman, George H. Miller, Ph.D., Robert D. Testorff and Robert B. Kammer, M.D., dated March 2001.(13)

10.38*	Collaborative Research and License Agreement between the Registrant and NAEJA Pharmaceutical, Inc., dated January 15, 2001.(13)

10.39	Form of Subscription Agreement between the Registrant and each purchaser of Series B Convertible Redeemable Preferred Stock, dated July 27, 2001.(14)

10.40	Form of Voting Agreement between the Registrant and each purchaser of Series B Convertible Redeemable Preferred Stock, dated October 24, 2001.(14)

10.41+	Amendment of Research and License Agreement between the Registrant and Ortho Pharmaceutical Corporation and the R.W. Johnson Pharmaceutical Research Institute, dated December 17, 2001.(19)

10.42**	Consulting Agreement between the Registrant and John P. Walker, dated December 11, 2001.(19)

10.43	Option Agreement between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc. with regard to Althexis common stock, dated July 27, 2001.(15)

10.44	Option Agreement between Microcide Pharmaceuticals, Inc. and The Althexis Company, Inc. with regard to the Microcide common stock, dated July 27, 2001.(15)

10.45**	Indemnification Agreement between Microcide Pharmaceuticals, Inc. and David Schnell, dated July 27, 2001.(15)

10.46**	Severance Agreement between Paul J. Mellett and Microcide Pharmaceuticals, Inc., dated July 27, 2001.(19)

10.47**	Severance Agreement between Mark Skaletsky and Microcide Pharmaceuticals, Inc., dated July 27, 2001.(19)

Exhibits	Description

10.48**	First Amended and Restated Executive Stock Purchase Agreement by and among The Althexis Company, Inc., Paul J. Mellett and Mark Skaletsky, as President and Escrow Holder, dated July 27, 2001.(19)

10.49**

First Amended and Restated Executive Stock Purchase Agreement by and among The Althexis Company, Inc., Mark Skaletsky and Paul J. Mellett, as Assistant Secretary and Escrow Holder, dated July 27, 2001.(19)

10.50**	Consulting Agreement between the Registrant and John P. Walker, dated as of January 1, 2001.(18)

10.51	Sublease between Essential and Art Technology Group, Inc. dated January 31, 2002.(20)

10.52+	Research Agreement between Maret Corporation and the University of Southern California, dated as of July 13, 2000.(20)

10.53+	Amendment No. 1 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of January 16, 2001.(20)

10.54+	Amendment No. 2 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of March 28, 2001.(20)

10.55+	Amendment No. Amendment No. 3 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of March 18, 2002.(20)

10.56+	License Agreement between Maret Corporation and the University of Southern California, dated as of August 31, 1994.(20)

10.57+	Amendment No. 1 to the License Agreement between Maret Corporation and the University of Southern California, dated as of June 19, 2000.(20)

10.58+	Amendment No. 2 to the License Agreement between Maret Corporation and the University of Southern California, dated as of February 15, 2002.(20)

10.59+	Amendment No. 4 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of June 24, 2002.(21)

10.60	Letter Agreement between Fleet National Bank and Essential Therapeutics, Inc. dated September 25, 2002.(22)

10.61	Account Pledge Agreement between Fleet National Bank and Essential Therapeutics, Inc. dated September 25, 2002.(22)

10.62**	Severance Agreement between Nancy E. Wetherbee and Essential Therapeutics, Inc., dated July 15, 2002.

10.63**	Severance Agreement between Timothy Noyes and Essential Therapeutics, Inc., dated July 15, 2002.

10.64**	Severance Agreement between Martha J. Carter and Essential Therapeutics, Inc., dated January 2, 2003.

10.65**	Severance Agreement between Elizabeth Grammer and Essential Therapeutics, Inc., dated January 2, 2003.

21.1	Subsidiaries of the Registrant.(19)

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (included in signature page).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1, file no. 333-2400, filed with the Securities and Exchange Commission and dated May 14, 1996.
(2)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission and dated January 29, 1998.
(3)	Incorporated by reference to Registrant’s Form 10-Q for the period ended September 30, 1996, filed with the Securities and Exchange Commission and dated November 8, 1996.
(4)	Incorporated by reference to Registrant’s Form S-8 filed with the Securities and Exchange Commission and dated November 15, 2001.
(5)	Incorporated by reference to Registrant’s Form S-8 filed with the Securities and Exchange Commission and dated November 1, 2001.
(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission and dated March 31, 1998.

(7)	Incorporated by reference to Registrant’s Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission and dated August 14, 1998.
(8)	Incorporated by reference to Registrant’s Form 8-A filed with the Securities and Exchange Commission and dated February 4, 1999.
(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission and dated March 31, 1999.
(10)	Incorporated by reference to Registrant’s Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission and dated June 19, 2000.
(11)	Incorporated by reference to Registrant’s Form 10-Q for the period ended June 30, 2000, filed with the Securities and Exchange Commission and dated August 14, 2000.
(12)	Incorporated by reference to Registrant’s Form 10-Q for the period ended March 31, 2001, filed with the Securities and Exchange Commission and dated May 15, 2001.
(13)	Incorporated by reference to Registrant’s Form 10-Q for the period ended June 30, 2001, filed with the Securities and Exchange Commission and dated August 14, 2001.
(14)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission and dated October 24, 2001.
(15)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission and dated July 27, 2001.
(16)	Incorporated by reference to Registrant’s Form S-3 filed with the Securities and Exchange Commission and dated November 21, 2001.
(17)	Incorporated by reference to the Registrant’s Definitive Proxy Statement as filed with the Securities and Exchange Commission and dated May 18, 2001.
(18)	Incorporated by reference to the Registrant’s Form 10-K/A for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission and dated March 31, 2001.
(19)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission and dated March 29, 2002.
(20)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended March 31, 2002, filed with the Securities and Exchange Commission and dated May 15, 2002.
(21)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission and dated August 14, 2002.
(22)	Incorporated by reference to the Registrant’s Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission and dated November 14, 2002.

*	Confidential Treatment granted
+	Confidential Treatment requested
**	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c)

(b) Reports on Form 8-K:

(1)  Essential filed on March 1, 2002, a Current Report on Form 8-K with the Securities and Exchange Commission to disclose the proposed merger between Essential Therapeutics, Inc. and Maret Pharmaceuticals.

(2)  Essential filed on March 25, 2002, a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that on March 11, 2002, Essential had completed its acquisition of Maret Pharmaceuticals.

(3)  Essential filed on June 10, 2002, a Current Report on Form 8-K with the Securities and Exchange Commission to announce the Company’s intention to advance clinical development programs and to restructure resources to focus on development goals.

(4)  Essential filed on November 13, 2002, a Current Report on Form 8-K with the Securities and Exchange Commission to announce that it had entered into separate Conversion Agreements with certain holders of its outstanding shares of Series B preferred stock pursuant to which such holders have agreed, subsequent to obtaining the requisite shareholder approval and the satisfaction of certain other closing conditions, to vote all of the outstanding shares held by them into shares of common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL THERAPEUTICS, INC.

By:	/s/ MARK SKALETSKY
Mark Skaletsky
President and Chief Executive Officer

Date: March 31, 2003

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

Signature	Title	Date

/s/ MARK SKALETSKY Mark Skaletsky	Chairman of the Board of Directors, President, Chief Executive Officer and a Director (Principal Executive Officer)	March 31, 2003

/s/ PAUL J. MELLETT Paul J. Mellett	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2003

/s/ KATE BINGHAM Kate Bingham	Director	March 31, 2003

/s/ CHARLES W. NEWHALL III	Director	March 31, 2003
Charles W. Newhall III

/s/ JAMES E. RURKA	Director	March 31, 2003
James E. Rurka

/s/ DAVID SCHNELL	Director	March 31, 2003
David Schnell

CERTIFICATION

I, Mark Skaletsky, certify that:

1.	I have reviewed this annual report on Form 10-K of Essential Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ MARK SKALETSKY
Mark Skaletsky
Chief Executive Officer

CERTIFICATION

I, Paul J. Mellett, certify that:

1.	I have reviewed this annual report on Form 10-K of Essential Therapeutics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ PAUL MELLETT
Paul J. Mellett
Chief Financial Officer

ESSENTIAL THERAPEUTICS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Essential Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Essential Therapeutics, Inc. (formerly Microcide Pharmaceuticals, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essential Therapeutics, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Essential Therapeutics, Inc. will continue as a going concern. As more fully described in Notes 1 and 10, the holders of $60,000,000 Series B Preferred Stock may demand redemption of their shares and the Company does not currently have the funds available to redeem such shares. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

February 3, 2003, except for Note 1 and the last paragraph of Note 10 as to which the date is March 20, 2003

ESSENTIAL THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,541	$57,469
Marketable securities	29,957	2,065
Trade and other receivables	1,624	5,403
Prepaid expenses and other current assets	641	518
Assets held for sale	272	—

Total current assets	36,035	65,455
Restricted cash	2,230	—
Property and equipment, net	5,384	5,538
Goodwill	1,526	6,276
Other assets	1,142	775

Total assets	$46,317	$78,044

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,561	$1,284
Accrued compensation	739	2,210
Current portion of notes payable	677	668
Accrued merger and financing costs	6	700
Deferred revenue	1,084	3,579
Accrued restructuring	1,400	—
Accrued legal services	1,086	—
Other accrued liabilities	787	1,196

Total current liabilities	8,340	9,637
Long-term portion of notes payable	1,961	456
Long-term portion of accrued restructuring	664	—
Accrued rent	631	395
Series B convertible redeemable preferred stock, par value $0.001; 60,000 shares authorized, issued and outstanding: liquidation value $60,000 (net of deemed dividend and issuance costs) at December 31, 2002 and 2001, respectively	53,477	51,775
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 5,000,000 shares authorized; 60,000 Series B shares issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 18,939,941 and 16,752,723 shares issued and outstanding at December 31, 2002 and 2001, respectively	19	17
Additional paid-in capital	104,725	99,800
Deferred compensation	(1,388)	(2,692)
Notes receivable from officers	(175)	(231)
Accumulated deficit	(122,315)	(81,113)
Accumulated other comprehensive income	378	—

Total stockholders’ equity (deficit)	(18,756)	15,781

Total liabilities and stockholders’ equity (deficit)	$46,317	$78,044

SEE ACCOMPANYING NOTES

ESSENTIAL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Research revenue	$6,295	$5,557	$5,684
Milestone and licensing revenue	1,908	5,109	58
Other revenue	470	—	122

Total revenues	8,673	10,666	5,864
Operating expenses:
Research and development	21,098	18,518	16,082
General and administrative	10,942	6,002	4,353
Purchased in-process research and development	7,702	14,745	—
Restructuring charges	11,307	—	—

Total operating expenses	51,049	39,265	20,435

Loss from operations	(42,376)	(28,599)	(14,571)
Interest and other income	1,274	817	1,110
Interest and other expense	(100)	(143)	(251)

Net loss before cumulative effect of change in accounting principle	(41,202)	(27,925)	(13,712)
Cumulative effect of change in accounting principle	—	—	(233)

Net loss	(41,202)	(27,925)	(13,945)
Accretion of deemed dividend to Series B preferred stockholders	(1,702)	(284)	—

Net loss allocable to common stockholders	$(42,904)	$(28,209)	$(13,945)

Basic and diluted net loss per common share:
Net loss before cumulative effect of change in accounting principle	$(2.38)	$(2.28)	$(1.21)
Cumulative effect of change in accounting principle	—	—	(0.02)

Basic and diluted net loss per common share	$(2.38)	$(2.28)	$(1.23)

Weighted-average shares used in computing basic and diluted net loss per common share	18,010	12,359	11,320

SEE ACCOMPANYING NOTES

ESSENTIAL THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Notes Receivable From Officers	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balances at December 31, 1999	$11	$67,101	$—	$(39,243)	$—	$(66)	$27,803
Net loss	—	—	—	(13,945)	—	—	(13,945)
Net unrealized gain on securities available-for-sale	—	—	—	—	—	95	95

Comprehensive loss							(13,850)
Issuance of 26,191 shares of common stock under the employee stock purchase plan	—	192	—	—	—	—	192
Issuance of 237,867 shares of common stock due to options exercised by employees and consultants	1	1,178	—	—	—	—	1,179

Balances at December 31, 2000	12	68,471	—	(53,188)	—	29	15,324
Net loss	—	—	—	(27,925)	—	—	(27,925)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	(29)	(29)

Comprehensive loss							(27,954)
Issuance of 5,188,026 shares of common stock pursuant to the October 24, 2001 acquisition of The Althexis Company, Inc.	5	23,027	(2,710)	—	—	—	20,322
Issuance of 68,890 shares of common stock under the employee stock purchase plan	—	176	—	—	—	—	176
Issuance of 84,960 shares of common stock due to options exercised by employees and consultants	—	191	—	—	—	—	191
Deferred compensation	—	219	(219)	—	—	—	—
Amortization of deferred compensation	—	—	237	—	—	—	237
Deemed dividend to Series B preferred stockholders	—	8,000	—	—	—	—	8,000
Accretion of deemed dividend	—	(267)	—	—	—	—	(267)
Accretion of preferred stock issuance costs	—	(17)	—	—	—	—	(17)
Issuance of notes receivable from officers	—	—	—	—	(231)	—	(231)

Balances at December 31, 2001	17	99,800	(2,692)	(81,113)	(231)	—	15,781
Net loss	—	—	—	(41,202)	—	—	(41,202)
Net unrealized gain on securities available-for-sale	—	—	—	—	—	378	378

Comprehensive loss							(40,824)
Issuance of 2,000,000 shares of common stock pursuant to the March 11, 2002 acquisition of Maret Pharmaceuticals, Inc.	2	6,778	—	—	—	—	6,780
Issuance of 153,797 shares of common stock under the employee stock purchase plan	—	259	—	—	—	—	259
Issuance of 33,421 shares of common stock due to options exercised by employees and consultants	—	15	—	—	—	—	15
Deferred compensation forfeited	—	(4)	4	—	—	—	—
Reversal of deferred compensation for terminated employees	—	(458)	458	—	—	—	—
Amortization of deferred compensation	—	—	842	—	—	—	842
Compensation charge for change in vesting terms for terminated employees	—	37	—	—	—	—	37
Accretion of deemed dividend to Series B preferred stockholders	—	(1,600)	—	—	—	—	(1,600)
Accretion of stock issuance	—	(102)	—	—	—	—	(102)
Forgiveness of notes receivable from officers	—	—	—	—	56	—	56

Balances at December 31, 2002	$19	$104,725	$(1,388)	$(122,315)	$(175)	$378	$(18,756)

SEE ACCOMPANYING NOTES

ESSENTIAL THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net loss	$(41,202)	$(27,925)	$(13,945)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,960	2,192	2,515
Stock compensation expense	879	237	—
Forgiveness of notes receivable from officers	56	—	—
Purchased in-process research and development	7,702	14,745	—
Accrued rent	292	101	37
(Gain) loss on fixed assets disposal	(95)	174	—
Goodwill impairment	6,276	—	—
Charges for impairment of assets	1,624	—	—
Changes in assets and liabilities:
Trade and other receivables	3,479	3,073	(7,436)
Prepaid expenses and other current assets	(123)	38	(17)
Other assets	(367)	142	71
Accounts payable	55	343	208
Accrued compensation	(1,647)	821	(105)
Accrued restructuring	1,532	—	—
Other accrued liabilities	621	(68)	211
Deferred revenue	(2,495)	(3,856)	6,936

Net cash used in operating activities	(21,453)	(9,983)	(11,525)

Cash Flows From Investing Activities:
Short-term loan to Althexis prior to acquisition	—	(402)	—
Short-term loan to Maret prior to acquisition	(275)	—	—
Direct costs of Althexis acquisition	(700)	(408)	—
Direct costs of Maret acquisition	(491)	—	—
Purchase of short-term investments	(34,734)	(5,999)	(7,542)
Sales and maturities of short-term investments	7,220	12,750	18,000
Change in restricted cash	(2,230)	—	—
Net proceeds from sales of fixed assets	559	—	—
Capital expenditures	(3,612)	(665)	(779)

Net cash provided by (used in) investing activities	(34,263)	5,276	9,679

Cash Flows from Financing Activities:
Principal payments on notes payable	(991)	(1,426)	(1,441)
Proceeds from debt financing	2,505	—	—
Proceeds from Series B convertible redeemable preferred stock, net of issuance costs	—	59,491	—
Net proceeds from issuance of common stock	274	367	1,371

Net cash provided by (used in) financing activities	1,788	58,432	(70)

Net increase (decrease) in cash and cash equivalents	(53,928)	53,725	(1,916)
Cash and cash equivalents at beginning of period	57,469	3,744	5,660

Cash and cash equivalents at end of period	$3,541	$57,469	$3,744

Supplemental Disclosure of Cash Flow Information:
Interest paid	$100	$121	$251

Supplemental Disclosure of Maret/Althexis Acquisitions:
Tangible assets acquired	$82	$3,457
Liabilities assumed	(2,033)	(3,228)
Goodwill acquired	1,526	6,277
Acquisition costs incurred	(497)	(929)
Purchased in-process research and development	7,702	14,745
Deferred compensation assumed	—	2,710
Common stock issued	(6,780)	(23,032)

SEE ACCOMPANYING NOTES

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.    THE COMPANY

Essential Therapeutics, Inc., (“Essential”, or the “Company”), is a biopharmaceutical company committed to the development of breakthrough products for the treatment of life-threatening diseases. With an emerging pipeline of product candidates, Essential is dedicated to commercializing novel small molecule products addressing important unmet therapeutic needs.

The Nasdaq National Market has informed us that we are not in compliance with certain continued listing requirements. On February 7, 2003, we received formal notice that the Company’s request for continued listing would be considered at a hearing to be held before a panel authorized by the Nasdaq National Market on March 20, 2003. The Company presented its appeal at the hearing and as of the date of this annual report we have not been informed of Nasdaq’s determination.

As a result of not acquiring the requisite stockholder approvals at the Special Meeting of Stockholders held on January 23, 2003 (see Note 10), and if the Company’s appeal to the Nasdaq panel is unsuccessful, the common stock will be delisted. As a result of delisting, the holders of Series B preferred stock have the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. If all of the outstanding preferred stock, that is 60,000 shares, is redeemed, the Company will be obligated to pay the holders of Series B preferred stock an aggregate of $60.0 million. Upon delisting, we expect that the holders of at least 55,000 shares of Series B preferred stock will exercise their right to cause the Company to redeem their preferred stock and the Company will be obligated to pay to such holders an aggregate of $55.0 million. We currently do not have the funds available to redeem 55,000 or more shares of Series B preferred stock.

As a result of the likely exercise of the redemption rights by the holders of Series B preferred stock upon delisting, we may initiate actions that could result in our dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions. We will experience substantial liquidity issues upon the exercise of the redemption rights by the holders of Series B preferred stock.

We plan to restructure our California operations and it is our present intention to ultimately cease operations in California. We previously announced that we began discussions with an entity to acquire a portion of our California operations, including the possible sale of our California facilities, the selection of pre-clinical infectious disease programs and the hiring of a portion of our employees in California. It was our desire to identify a buyer for our California operations by March 31, 2003 and we previously announced that we would implement our plan to gradually eliminate California operations if we did not enter into definitive documents by March 31, 2003. We have been unable to negotiate mutually agreeable terms with a buyer of our California operations by March 31, 2003. Consequently, as of March 31, 2003, we expect to eliminate 42 positions. The employees remaining in California will either assist with the closure of certain California facilities or assist in the performance of the Company’s obligations under its collaborative agreement with Fujisawa Pharmaceutical Co., Ltd, which is expected to conclude in the third quarter of 2003.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Essential and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with financial institutions in the United States and invests its excess cash in commercial paper and corporate debt securities which bear minimal risk.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2002 and 2001, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders’ equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents are primarily held at one major financial institution in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of marketable securities. Marketable securities consist of high-grade corporate bonds, asset-backed and U.S. government agency securities. The Company’s investment policy limits the amount the company may invest in any one type of investment, thereby reducing credit risk concentrations.

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

GOODWILL

Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

In June 2002 in conjunction with the restructuring detailed in Note 14, Essential recorded a $6.3 million impairment charge for the goodwill associated with the acquisition of Althexis. An impairment test indicated that no goodwill was present due to the decision not to pursue the research activities at Althexis. The remaining goodwill as of December 31, 2002 of $1.5 million is the goodwill associated with the acquisition of Maret. As of December 31, 2002, the value of this goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

REVENUE RECOGNITION

Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. Essential previously recognized nonrefundable upfront license fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenues related to research contracts over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis and the Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which is generally recognized on a ratable basis as the research services are performed. Deferred revenue may result when the Company receives funding prior to commencing research efforts, or when the Company has not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Nonrefundable license payments received at the inception of a collaboration agreement are recognized over the expected research term on a ratable

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

basis. Milestone payments that are “at risk” at the inception of a collaborative effort are recognized upon the achievement of the milestone, such as selection of candidates for drug development following a screening effort, the commencement of clinical trials or receipt of regulatory approvals. The Company reports other revenues which principally relate to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs.

RESEARCH AND DEVELOPMENT EXPENSES

Essential’s research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, contract research services, lab supplies, facilities costs and outside services. The Company’s research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $21.1 million, $18.5 million and $16.1 million, respectively.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company records compensation expense equal to the fair value of options granted to non-employees over the vesting period, which is generally the period of service.

The following tables illustrate the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

	2002	2001	2000
Risk-free interest rates	3.22%	4.01%	6.2%
Expected dividend yield	—	—	—
Expected lives	3.58 years	3.7 years	3.85 years
Expected volatility	0.88	0.81	0.82
Weighted average grant-date fair value of options granted during the period	$1.16	$2.91	$5.96

	December 31,
	2002	2001	2000
Net loss allocable to common stockholders as reported	$(42,904,008)	$(28,208,811)	$(13,945,077)
Add: Stock-based employee compensation cost, included in the determination of net loss as reported	289,648	81,508	—
Less: Total stock-based compensation expense determined under fair value based method for all employee awards	(1,886,572)	(2,567,847)	(1,942,838)

Pro forma net loss	$(44,500,932)	$(30,695,150)	$(15,887,915)

Basic and diluted net loss per common share:
Net loss per share as reported	$(2.38)	$(2.28)	$(1.23)
Pro forma net loss per share	$(2.47)	$(2.48)	$(1.40)

The Company’s stock option grants vest over several years and the Company intends to grant varying levels of stock options in the future periods. Therefore, the effects on 2002, 2001, and 2000 pro forma net loss and net loss per common share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option plan are not necessarily representative of the effects on reported results from operations for future years.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

Deferred compensation, which relates primarily to the intrinsic value of unvested stock options and restricted stock assumed in the acquisition of Althexis, is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or restricted stock using the straight-line method.

NET LOSS PER SHARE

The Company’s basic and diluted net loss per common share amounts are computed using the weighted-average number of shares of common stock outstanding less the weighted-average shares outstanding which are subject to Essential’s right of repurchase. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted-average number of shares of common stock outstanding less the weighted-average shares outstanding which are subject to Essential’s right of repurchase and excludes the effects of options, which are antidilutive.

The following table presents the calculation of basic and diluted net loss per common share for each year:

	December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net loss allocable to common stockholders	$(42,904)	$(28,209)	$(13,945)
Basic and diluted:
Weighted-average shares of common stock outstanding	18,452	12,482	11,320
Less: weighted-average shares subject to repurchase	(442)	(123)	—

Weighted-average shares used in computing basic and diluted net loss per common share	18,010	12,359	11,320

Basic and diluted net loss per common share	$(2.38)	$(2.28)	$(1.23)

Had the Company been in a net income position, diluted earnings per share for 2002, 2001 and 2000 would have included an additional 214,000, 173,000 and 455,000 shares, respectively, related to outstanding options and warrants not included above (as determined using the treasury stock method).

COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes some changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on Essential’s available-for-sale securities, which were reported separately in stockholders’ equity (deficit), are included in accumulated other comprehensive income (loss).

	2002	2001
	(In thousands)
Net loss	$(41,202)	$(27,925)
Change in unrealized gain (loss) on available-for-sale securities	378	(29)

Comprehensive loss	$(40,824)	$(27,954)

SEGMENT INFORMATION

The Company operates in one business segment, which primarily focuses on the development and commercialization of pharmaceutical products. Substantially all of the Company’s revenues have been derived from its strategic alliances.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to be met in order to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The goodwill resulting from the acquisition of Maret is not being amortized. In conjunction with the June 2002 restructuring, we recorded a $6.3 million write-off of goodwill associated with the acquisition of Althexis in the prior year determined in accordance with SFAS No. 141.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with transition provisions for assets “held for sale” that were initially recorded under previous models (APB No. 30 or SFAS No. 121) and do not meet the new “held for sale” criteria. We adopted SFAS No. 144 in the first quarter of 2002. In conjunction with the June 2002 restructuring, we recorded a $0.8 million charge for the reduction in the carrying value of certain research equipment determined in accordance with SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In conjunction with the planned phase out of the California operations in March 2003, we expect to incur severance charges of $3.5 million, charges for the reduction in the value of leasehold improvements and the carrying value of equipment of $2.0 million, as well as charges of approximately $1.0 million for excess lease payments will be accounted for in accordance with SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 in the fourth quarter of 2002, and the adoption did not have a material impact on its results of operations or financial position.

3.    SUBSIDIARIES AND INVESTMENTS

THE ALTHEXIS COMPANY, INC.

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

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

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

ICONIX PHARMACEUTICALS, INC.

In January 1998, Essential formed Iconix Pharmaceuticals, Inc. (Iconix), a biotechnology company that seeks to develop surrogate genetics and chemical informatics into a technology platform with broad applicability to multiple human diseases. At December 31, 2002, Essential held approximately 20% of Iconix’s outstanding equity, or 15.5% on a fully diluted basis. Essential accounts for its investment using the equity method of accounting and since Essential’s investment has a zero book basis, the losses of Iconix do not impact Essential’s statement of operations.

4.    ACQUISITION OF MARET PHARMACEUTICALS, INC.

In March 2002, Essential completed its acquisition of Maret for an aggregate purchase price of $7.3 million. The acquisition of Maret was structured as a tax-free share exchange and was accounted for under the purchase method of accounting. In connection with the acquisition, the Company issued a total of 2.0 million shares of its common stock, valued at $3.39 per share, or approximately $6.8 million. This per share fair value represents the average closing price of Essential’s common stock on and about the date of the merger agreement. In addition, the Company assumed $2.0 million in net financial liabilities, consisting mainly of accounts payable and accrued liabilities as well as cash advances to Maret by Essential made prior to the acquisition, and incurred $0.5 million of acquisition-related liabilities. The consolidated financial statements herein include Maret’s operating results from the date of acquisition.

The cost to acquire Maret was allocated to the tangible and intangible assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price allocated to goodwill. The following table summarizes the allocation of the purchase price of Maret at the date of acquisition:

(In thousands)
Current assets	$61
Property and equipment	21
Purchased in-process research and development	7,702
Goodwill	1,526

Total assets acquired	9,310
Liabilities assumed	(2,033)

Total purchase price	$7,277

Essential recorded a one-time, non-cash charge to operations in the quarter ended March 31, 2002 of $7.7 million for purchased in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value of incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The fair value was determined by discounting, to present value, the cash flows expected to result from each in-process research and development project once it has reached commercial feasibility. The income approach was utilized to value Maret’s in-process research and development. The income approach focuses on the income producing capability of the acquired technologies, and best represents the present value of the future economic benefits expected to be derived from them. The discount rates used to discount projected cash flows ranged from 60% to 70%, depending on the risk related with each program and its estimated stage of completion at the time of the acquisition. In January 2003, we announced that our potential product, ETRX 101, did not show signs of sufficient efficacy to support the continuation of development of ETRX 101 as a single agent and the Company decided not to continue its development. The Company is currently developing a wound healing compound which was also acquired in connection with the acquisition of Maret.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

The following unaudited pro-forma summary presents the consolidated results of operations for the Company as if the acquisition had taken place on January 1, 2001, and excludes the write-off of in-process research and development of $7.7 million. The unaudited pro-forma summary for the fiscal year 2001 also includes the results of Essential as if its October 24, 2001 acquisition of The Althexis Company, Inc., previously disclosed in Essential’s annual report on Form 10-K for the year ended December 31, 2001, had taken place on January 1, 2001.

	2002	2001
	(In thousands, except per share data)
Revenues	$8,681	$13,903
Net loss allocable to common stockholders	$(34,060)	$(33,796)
Pro-forma basic and diluted net loss per common share	$(1.85)	$(1.82)

The pro-forma net loss and net loss per share amounts for each period above exclude the acquired in-process research and development charge. The pro-forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be achieved in the future.

5.    REVENUES AND COLLABORATIVE AGREEMENTS

As part of our strategy to enhance our development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies, which we refer to as our partners. Pursuant to our collaboration we received license fees, milestone payments and research support payments, and may potentially receive additional research support payments, milestone payments and royalty payments in the future. License payments are typically nonrefundable upfront payments for licenses to develop, manufacture and market any products that are developed as a result of a collaboration. Research support payments are typically contractually obligated payments to fund research and development over the term of a collaboration. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed under the collaboration. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

JOHNSON & JOHNSON

In October 1995, Essential entered into a research and development agreement with Ortho-McNeil Pharmaceuticals and the R.W. Johnson Pharmaceutical Research Institute, affiliates of Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or J&J, to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci. The agreement provided for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. J&J subsequently exercised its option to extend the research collaboration with respect to beta-lactam antibiotics for an additional year, which concluded at the end of 1999. J&J received exclusive worldwide rights to products developed during the collaboration in the field of use as defined in the agreement. The development, manufacturing, marketing and sale of drugs resulting from the collaboration will be conducted by J&J, provided that the Company has the right to undertake certain co-promotion activities in North America, subject to J&J approval. Should the development efforts result in a marketable product, the Company will receive royalty payments based on product sales. In connection with the agreement, J&J made a nonrefundable $3,000,000 upfront license payment to the Company, and an affiliate of J&J made an equity investment of $5,000,000. In November 1999, J&J made a $2,000,000 milestone payment in conjunction with J&J’s commencement of cephalosporin Phase I clinical trials. In December 2000, the Company extended the original agreement with J&J one year to include the development of a new chemical series of cephalosporins with similar spectrum and potency, and with the potential for oral bioavailability. Under the terms of the agreement, J&J was obligated to pay a nonrefundable upfront license payment of $3,000,000 and $2,125,000 in research support for the additional one-year term. During 2001, Essential earned two milestones for the achievement of certain development goals relating to the Company’s pre-clinical research to

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

develop an orally-active, novel cephalosporin. In December 2001, the agreement term was extended for an additional year. Total revenue recognized under the agreement for the years ended December 31, 2002, 2001 and 2000 was $2,700,000, $6,680,000 and nil, respectively. The $3,000,000 license fee received in connection with the December 2000 extension was initially deferred and being recognized as revenue over the one-year extended research term. During the fourth quarter of 2001, the Company extended the period over which the $3,000,000 license fee is recognized by an additional 6 months (through June 30, 2002) to reflect the estimated remaining research period.

In December 2000, the Company signed a new research and license agreement with J&J. Under the terms of the agreement, Essential has provided J&J with access to its Natural Products Library for the purpose of screening for activity in various biological and therapeutic applications. The agreement provides for certain revenue payments, including an upfront license fee, a library access fee and additional research support payments for the two-year term of the agreement. Total revenue recognized under this agreement for the year ended December 31, 2002 and 2001 was $948,000 and $558,000, respectively.

DAIICHI PHARMACEUTICAL CO. LTD.

In November 1995, Essential entered into a research and development agreement with Daiichi Pharmaceutical Co. Ltd. (Daiichi) to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi’s quinolone antibiotics to target gram-negative bacteria, including pseudomonas. Daiichi subsequently exercised its option to extend the research collaboration for an additional year, which concluded at the end of the first quarter of 1999. In February 2000, the agreement was amended to focus on advancing a particular class of efflux pump inhibitors for pre-clinical development. In May 2000, the Company and Daiichi agreed to continue joint research in this area for an additional year during which Daiichi provided research support payments, with the goal of selecting compounds for pre-clinical development. In May 2001, Essential announced the successful completion of this funded pre-clinical research phase. Total research revenue recognized under the agreements for the years ended December 31, 2002, 2001 and 2000 was nil, $394,000 and $1,496,000, respectively.

PFIZER INC.

In March 1996, the Company entered into a research and development agreement with Pfizer Inc. (Pfizer) to implement genetics-based screening technology to identify and subsequently develop antibacterial products. The agreement provided for certain revenue payments, including payments for research and development costs for five years and for reaching certain research and development goals. In connection with the agreement, Pfizer made a $1,000,000 upfront license payment and a $5,000,000 equity investment. In March 2000, Pfizer and the Company amended the agreement to shift research focus from optimization of a lead compound series identified during the screening phase to a biology-focused investigation of the essential gene targets. In conjunction with this shift in focus, funding for the fifth year was at a reduced amount. This agreement concluded at the end of February 2001. Revenue recognized under the agreement for the years ended December 31, 2002, 2001 and 2000 was nil, $364,000 and $2,650,000, respectively.

In January 1999, the Company expanded its existing antibiotic research collaboration with Pfizer to include a focused effort on new genetic targets for discovery of novel approaches to the control of bacterial infections in animals. The agreement provided for certain revenue payments, including payments for research and development costs for three years and for reaching certain research and development goals. The funded research portion of this agreement ended in January 2002. Pfizer Veterinary Medicine is pursuing the product opportunities discovered during this collaboration. If specified research and development milestones are achieved, the Company would be entitled to receive specified milestone payments for each product developed within the collaboration, plus royalties based on worldwide sales of products. Revenue recognized under the agreement for the years ended December 31, 2002, 2001, and 2000 was $26,000, $630,000 and $630,000, respectively.

PLIVA PHARMACEUTICALS, D.D.

Althexis, which was acquired by Essential on October 24, 2001, entered into a collaboration agreement with PLIVA Pharmaceuticals, d.d. (PLIVA) in December 1998 to combine PLIVA’s scientific, drug development and financial resources with Althexis’ unique expertise and experience in structure-based drug design (SBDD) in order to discover, select, develop and

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

commercialize novel antibiotic drugs worldwide. Under the terms of the collaboration, Althexis agreed to undertake specified research and license the resulting technology to PLIVA. PLIVA agreed to license certain of its technology to Althexis and received the right to commercialize any resulting products. Under the collaboration agreement, Althexis has received license fees, research support and milestone payments over the three-year term of the agreement’s research plan. The research plan may be extended by mutual consent of both parties. In December 2001, the funded research portion of this agreement came to its natural conclusion. Revenue recognized under the agreement by Essential from October 24, 2001 through year-end December 31, 2001 was $528,000. There was no revenue recognized under this agreement during fiscal year 2002.

SCHERING-PLOUGH ANIMAL HEALTH

In October 2000, the Company signed a research and license agreement with Schering-Plough Animal Health (SPAH) for joint research to discover and develop improved veterinary antimicrobial drugs. SPAH will have worldwide rights to products resulting from the collaboration. In July 2001 the agreement was amended to increase the level of research at Essential funded by SPAH. In December 2001 the agreement was amended again, to further increase the level of research funding by SPAH, and by an amendment effective as of September 2002, research funding was continued into 2003. The parties have entered into a Termination Agreement which provides for the termination of research funding effective April 3, 2003. Revenue recognized under the agreement for the years ended December 31, 2002, 2001 and 2000 was $2,838,000, $1,448,000 and $671,000, respectively.

Costs related to research revenues under the above agreements for the years ended December 31, 2001, 2000 and 1999 approximated the related research revenue recognized (exclusive of license and milestone fees).

ICONIX PHARMACEUTICALS, INC.

In January 1998, Essential and Iconix entered into several collaborative agreements. Through the Core Technology Development and License Agreement, Essential and Iconix worked together over the three-year term to jointly develop and utilize new technology in the areas of molecular diversity, high-throughput screening, computational sciences and genome sciences. There were no costs recognized by Essential for the year ended December 31, 2002 and 2001 for joint projects undertaken pursuant to this agreement. For the year ended December 31, 2000, projects jointly undertaken pursuant to this agreement resulted in a cost to Essential of approximately $238,000, reduced by $4,000 research services to Iconix. Through the Antiviral and Surrogate Genetics Research Collaboration, Iconix has applied its Surrogate Genetics technology to a number of viral disease targets in the search for novel inhibitors. Essential incurred research expenses pursuant to the antiviral collaboration of approximately nil, $44,000 and $1,528,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Essential is entitled to worldwide development, manufacturing and marketing rights to antiviral products which may emerge from the antiviral collaboration. If Essential were to develop a product using technology developed under the collaboration, the Company would be obligated to pay Iconix royalties on worldwide sales. Pursuant to the Support Services Agreement, Essential provided Iconix with facilities and various business support services for which Essential was reimbursed. For the years ended December 31, 2002, 2001 and 2000, Essential received approximately $115,000, $1,198,000 and $1,067,000, respectively, from Iconix pursuant to the Support Services Agreement which it treated as a reduction of expenses. Essential and Iconix did not extend the Core Technology Development and License Agreement or the Antiviral and Surrogate Genetics Research Agreement beyond January 2001, the scheduled conclusion. The Support Services Agreement was terminated in February 2002.

NAEJA PHARMACEUTICAL INC.

In July 2001, Essential entered into a collaborative research and license agreement with NAEJA Pharmaceutical Inc. to discover, develop and commercialize drugs based upon NAEJA’s proprietary azole antifungals and Essential’s proprietary fungal efflux pump inhibitor leads. Essential will have worldwide development and commercialization rights on azole antifungals, fungal efflux pump inhibitors and combinations thereof that result from the collaboration. The collaborative agreement provides for potential milestone payments and royalties to be paid by Essential to NAEJA. The milestone payments are contingent upon achieving specified research and product development milestones through product approval. Under our agreement with NAEJA Pharmaceutical Inc., we paid approximately $1.4 million in fiscal year 2002 for contract research services.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

FUJISAWA PHARMACEUTICAL CO., LTD.

In August 2002, Essential entered into a collaborative research and development agreement with Fujisawa Pharmaceutical Co., Ltd., or as we refer to them, Fujisawa, to develop assay systems for the discovery of antibacterial antibiotics and perform high-throughput screening of the compounds in Fujisawa’s library through a subcontractor. Fujisawa will conduct lead generation and optimization and will exclusively develop, manufacture and market the resulting products worldwide. During 2002, we received a $1.0 million upfront fee that was deferred and which is being recognized over the one year performance period of the agreement. In addition, Essential earned $625,000 in research support revenue and $200,000 in milestone revenue under the agreement during 2002.

THE UNIVERSITY OF SOUTHERN CALIFORNIA

In conjunction with our acquisition of Maret Pharmaceuticals, Inc. in March 2002, we acquired a research and license collaborative agreement with the University of Southern California to discover, develop and commercialize drugs based on angiotensin peptide analogues. The agreement was amended in July 2002 to extend the term of the agreement through March 31, 2003, and the parties are currently negotiating the terms of an additional extension. During fiscal year 2002, we paid approximately $400,000 in contract services to USC under this agreement.

6.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2002	2001
	(In thousands)
Laboratory and office equipment	$11,395	$11,690
Leasehold improvements	9,770	10,056

	21,165	21,746
Less accumulated depreciation and amortization	(15,509)	(16,208)
Less assets held for sale	(272)	—

Property and equipment, net	$5,384	$5,538

Properties leased under capital leases are included above with a cost of approximately $259,000 and $507,000 and with accumulated amortization of approximately $69,000 and $141,000 at December 31, 2002 and 2001, respectively. The Company has entered into equipment financing arrangements with certain lenders. These financing arrangements are secured by specific property of the Company (see Note 9).

7.    LONG-LIVED ASSETS HELD FOR SALE

During the second quarter of 2002 in conjunction with the restructuring plan detailed in Note 14, the Company committed to sell certain scientific equipment with a carrying value of approximately $1.4 million. The carrying value of the scientific equipment was adjusted to its fair value less costs to sell, amounting to $0.7 million, which was determined based on quoted market prices of similar assets. The resulting $0.8 million non-recurring impairment loss was recorded as part of the restructuring charge recorded in the second quarter of 2002. The carrying value of the scientific equipment that is held for sale is separately presented in the “Assets Held for Sale” caption in the consolidated balance sheets and as of December 31, 2002, $0.3 million is still classified as “Assets Held for Sale”. The Company believes that the equipment will be sold by the end of June 2003.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

8.    INVESTMENTS

The following is a summary of available-for-sale securities as of:

	Available-For-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2002
Cash equivalents and marketable securities:
Money market funds	$3,839	$—	$—	$3,839
Corporate debt securities	29,579	426	(48)	29,957

	$33,418	$426	$(48)	$33,796

December 31, 2001
Cash equivalents and marketable securities:
Money market funds	$55,364	$—	$—	$55,364
Corporate debt securities	2,065	—	—	2,065

	$57,429	$—	$—	$57,429

Maturities of securities available-for-sale were as follows:

	As Of December 31,
	2002		2001
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Maturity in less than 1 year	$19,330	$19,388	$55,364	$55,364
Maturity in 1 to 2 years	14,088	14,408	2,065	2,065

	$33,418	$33,796	$57,429	$57,429

9.    LEASES AND DEBT FINANCING

In December 1998, Essential borrowed $4.0 million under an equipment financing arrangement, the terms of which included a fixed interest rate of 9.55% per annum with a repayment term of 36 months. In December 1999, the Company borrowed an additional $435,000 at a fixed interest rate of 10.99% with a repayment term of 36 months. This loan is collateralized by property and equipment.

In connection with the acquisition of Althexis, the Company assumed certain equipment financing and capital lease arrangements with an aggregate principal balance of $645,000 at the date of acquisition. Interest rates range from 7.39% to 14.4% and the loans are collateralized by property and equipment.

The Company leases its Mountain View, California office and research facilities under various operating leases with terms expiring in 2005. The Company has options to extend the Mountain View, California facilities leases for an additional five years.

In January 2002, the Company entered into a building lease for a new location for its Waltham, Massachusetts office and research facility. The new facility lease commences in February 2002 and ends in March 2012. The terms provide for equal monthly payments and will be subject to increases.

In September 2002, the Company negotiated a $2.0 million term loan with Fleet National Bank to finance the build-out of our new corporate headquarters in Waltham, Massachusetts. All amounts drawn on the loan are required to be repaid in 16 equal quarterly installments commencing in March 2003. As of December 31, 2002, $1.8 million had been drawn down under this loan at an interest rate of LIBOR plus 1% or 2.4%. Any amounts drawn on the term loan are fully collateralized by

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

marketable securities per the terms of The Account Pledge Agreement between Fleet National Bank and the Company dated September 2002. Under the terms of the loan agreement, in the event that the holders of the Series B preferred stock cause the Company to redeem their shares of Series B preferred stock (See Note 1), the Bank has the right to demand payment in full and execute its rights under The Account Pledge Agreement.

Future minimum payments on equipment loans and capital leases and minimum lease payments under noncancelable leases are as follows:

	Equipment Financing	Operating Leases
	(In thousands)
Year ended December 31,
2003	$318	$2,929
2004	300	3,011
2005	284	2,484
2006	121	791
2007	—	798
Thereafter	—	4,651

Total minimum lease payments	1,023	$14,664

Less amount representing interest	(143)

Present value of future minimum payments	880
Less current portion	(237)

Long-term portion	$643

Rent expense for operating leases was approximately $2,297,000, $1,490,000, and $1,329,000, net of rental income of $554,000, $909,000, and $478,000 in 2002, 2001 and 2000, respectively.

10.    SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

In October 2001, Essential completed a private placement of an aggregate of 60,000 shares of its Series B convertible redeemable preferred stock for a total purchase price of $60.0 million to a number of venture capital investors.

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

Any shares of Series B preferred stock outstanding are required to be redeemed in October 2006, the five-year anniversary of the closing, at a redemption price equal to 100% of the purchase price plus any declared and unpaid dividends. Each purchaser has the right to delay this mandatory redemption for a period of one year. If at any time following the second anniversary of the closing date (1) the closing bid price of the Essential common stock exceeds $20.00 per share for 40 consecutive trading days and (2) the registration statement registering the resale of shares of common stock issuable upon conversion of the preferred stock has been effective during the entire 40-trading day period, then Essential will have the option to redeem any shares of Series B preferred stock then outstanding at a redemption price equal to 100% of the purchase price, plus any declared and unpaid dividends. In addition, the holders of the Series B preferred stock have the right to require Essential to redeem the preferred stock in cash at a price equal to 150% of the purchase price of the preferred stock then outstanding, plus any declared and unpaid dividends, in the event of a change of control of Essential or liquidation.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

In addition to the mandatory redemption provisions described in the previous paragraph, a holder of Series B preferred stock will have the right to require Essential to redeem such holder’s Series B preferred stock in cash at a price equal to 100% of the purchase price of the preferred stock then outstanding, plus any declared and unpaid dividends, upon the occurrence of certain events, including, but not limited to, for any period of five consecutive trading days, there is no reported sale price of the common stock, the common stock ceases to be listed for trading, and failure by Essential to comply with certain limitations on indebtedness.

Each holder of Series B preferred stock is entitled to the number of votes equal to the quotient obtained by dividing the Total Series B Votes (as defined below) by the total number of shares of Series B preferred stock outstanding, and shall have voting rights and powers equal to the voting rights and powers of the common stock and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company. Except as otherwise provided in the Company’s certificate of incorporation or as required by law, the Series B preferred stock shall vote together with the common stock, at any annual or special meeting of the stockholders and not as a separate class, and may act by written consent in the same manner as the common stock. The term “Total Series B Votes” means the quotient obtaining by dividing (i) the product obtained by multiplying the total number of shares of Series B preferred stock outstanding by its stated value of $1,000, by (ii) the closing price of the Company’s common stock on the Nasdaq National Market on its issuance date of $3.40 per share (subject to proportionate and equitable adjustment upon any stock split, stock dividend, reverse stock split or any other similar event with respect to the common stock).

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

In November 2002, we entered into separate Conversion Agreements with certain holders of our issued and outstanding shares of Series B preferred stock. The holders of Series B preferred stock that have executed the Conversion Agreements agreed, subject to obtaining the requisite stockholder approval and the satisfaction of certain other closing conditions, to vote all of the outstanding shares held by them in favor of converting all outstanding shares of Essential’s Series B preferred stock into common stock. Each outstanding share of Series B preferred stock would convert into the number of shares of common stock obtained by dividing the aggregate stated value of the outstanding Series B preferred stock, plus any accrued and unpaid dividends, by a per share conversion price of $0.75. The conversion of the Series B preferred stock into common stock, which needed to be approved by the stockholders, was the critical element of Essential’s comprehensive plan to secure compliance with Nasdaq’s minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market. A Special Meeting of Stockholders was held in January 2003 and the conversion did not receive the required stockholder approval.

Following the failure of the holders of a majority of the outstanding shares of our common stock to approve the conversion of Essential’s Series B preferred stock into common stock, we received a Nasdaq Staff determination letter indicating that our securities would be delisted from the Nasdaq National Market at the opening of business on February 10, 2003 due to our failure to comply with the Nasdaq National Market System listing criteria which require us to maintain a minimum stockholders’ equity of $10 million. We requested a hearing to appeal the Staff’s determination to the Nasdaq Listing Qualifications Panel, and the hearing request will stay the delisting of our securities pending the Panel’s decision. In the event that our stock is delisted, the terms of the Series B preferred stock provide that the Series B preferred stockholders

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

have the right to cause Essential to redeem their shares of Series B preferred stock at a price of $1,000 per share. The redemption of all 60,000 shares of Series B preferred stock would result in Essential being obligated to pay the holders of the Series B preferred stock an aggregate of $60.0 million. We currently do not have the funds available to redeem all of the outstanding shares of Series B preferred stock, and anticipating the redemption elections by sufficient holders of our Series B preferred stock, we would likely need to consider taking action that may result in Essential’s dissolution, insolvency or seeking protection under bankruptcy laws or other similar actions.

11.    STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. The Company’s Board of Directors may set rights and privileges of any preferred stock issued. In October 2001, the Company issued 60,000 shares of Series B convertible redeemable preferred stock in a private equity financing (see Note 10).

PREFERRED SHARE PURCHASE RIGHTS

In February 1999, the Board of Directors approved the adoption of a Preferred Share Purchase Rights Plan under which all stockholders of record as of February 2, 1999, received rights to purchase shares of a new series of preferred stock. The rights were distributed as a non-taxable dividend and will expire February 2, 2009. The rights are exercisable only if a person or a group acquires 20% or more of the Company’s common stock or announces a tender offer for 20% or more of the Company’s common stock. If a person acquires 20% or more of the Company’s common stock, all rights holders except that person will be entitled to acquire the Company’s common stock at a discount. The effect will be to discourage acquisitions of more than 20% of the Company’s common stock without negotiations with the Board.

1996 AMENDED EMPLOYEE STOCK PURCHASE PLAN

At the Annual Shareholders’ Meeting held on June 21, 2001, the shareholders approved the amendment of the 1996 Amended Employee Stock Purchase Plan (Purchase Plan), thereby increasing the number of shares of common stock reserved for issuance by 250,000 shares. The total number of shares of common stock now reserved for issuance under the Purchase Plan is 470,000.

Under the Purchase Plan, employees may purchase common stock through payroll deductions in semi-annual offerings at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price on the applicable offering termination date. At December 31, 2002 100,789 shares of stock remained available for future purchase under the Purchase Plan.

1996 DIRECTOR OPTION PLAN

During 1996, the shareholders approved the 1996 Directors’ Stock Option Plan (Director Plan). The Company has reserved 150,000 shares of common stock for issuance to non-employee directors pursuant to options granted under this Plan. The Director Plan provides for the automatic grant of an option (First Option) to purchase 16,000 shares of common stock to each non-employee director provided that such director was not an employee director of the Company immediately prior to becoming a non-employee director. Each non-employee director, whether or not eligible to receive a First Option, is automatically granted an option to purchase 4,000 shares of common stock (Subsequent Option) each year on the date of the Company’s annual stockholders meeting, if on such date he or she has served on the Board for at least six months. First Options and Subsequent Options have terms of ten years. First Options vest and become exercisable as to 1/6th of the shares subject to the option six months after the date of grant, and as to 1/36th of the shares each month thereafter. Subsequent Options vest as to 1/12th of the shares subject to the option each month after the date of grant. The exercise prices of First Options and Subsequent Options are 100% of the fair market value per share of the common stock, generally determined with reference to the closing price of the common stock as reported on the Nasdaq National Market on the date of grant. This plan was suspended by the Company’s Board of Directors in November 2001.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

INCENTIVE STOCK PLANS

Initial options under the Incentive Stock Plans, usually granted with an initial vesting date of the employee’s date of hire, generally vest at the rate of 25% at the end of the first year with the remaining balance vesting ratably over the next three years. Stock award options are granted as determined by the Board of Directors, with a vesting schedule in which 1/48th of the total number of shares granted becomes exercisable one month from the date of grant and each subsequent 1/48th becomes exercisable each full month thereafter.

THE ALTHEXIS PLAN

In connection with the acquisition of Althexis in October 2001, Essential assumed all outstanding options of Althexis, exercisable for 362,169 shares of Essential common stock, which had been issued under the Althexis Plan. At the time of the acquisition, options for 105,122 shares were fully vested. The remainder of the shares vest based upon the terms of the original awards, generally four years. There are no shares available for grant under this plan.

THE 2001 PLAN

The Company has reserved 1,050,000 shares of common stock for issuance under the 2001 Incentive Stock Plan (2001 Plan). On each January 1 following the 2001 Plan’s adoption, the number of shares of common stock that may be issued shall be increased by the lesser of (i) 500,000 shares; (ii) 4% of the shares of common stock then outstanding; and (iii) such other lesser amount as determined by the Board of Directors.

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

THE 1993 PLAN

The Company has reserved 3,030,000 shares of common stock for issuance under the 1993 Amended Incentive Stock Plan (1993 Plan). Under the 1993 Plan, options and stock purchase rights may be granted by the Board of Directors to employees and consultants. Options granted may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to employees or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the Board of Directors.

Combined activity under the Director Option Plan and the Incentive Stock Plans was as follows:

	Number Of Shares	Range Of Exercise Prices	Weighted-Average Exercise Price
Balance at December 31, 1999	1,622,187	$0.20–$14.00	$6.13
Options granted	556,069	$4.94–$22.00	$9.63
Options exercised	(237,867)	$0.20–$12.50	$4.95
Options canceled	(160,194)	$2.50–$16.88	$6.90

Balance at December 31, 2000	1,780,195	$0.20–$22.00	$7.31
Options granted	1,008,862	$3.04–$ 7.63	$4.78
Althexis options assumed	362,169	$0.44–$ 0.44	$0.44
Options exercised	(84,960)	$0.20–$ 6.25	$2.25
Options canceled	(201,780)	$3.79–$22.00	$6.82

Balance at December 31, 2001	2,864,486	$0.38–$19.00	$5.73
Options granted	1,123,953	$0.55–$ 4.30	$1.84
Options exercised	(33,421)	$0.44–$ 0.44	$0.44
Options canceled	(636,500)	$0.44–$13.75	$4.37

Balance at December 31, 2002	3,318,518	$0.38– $19.00	$4.73

Under the Althexis Plan, of the 165,381 options outstanding, 145,394 were exercisable at December 31, 2002. At December 31, 2002, no shares remained available for grant under the Althexis Plan.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

Under the 2001 Plan, of the 1,039,075 options outstanding,111,548 options were exercisable at December 31, 2002. At December 31, 2002, 10,925 shares remained available for grant under the 2001 Plan.

Under the 1993 Plan, of the 2,066,062 options outstanding, 1,381,194 were exercisable at December 31, 2002. At December 31, 2002, 112,530 shares remained available for grant under the 1993 Plan.

Under the Director Plan, of the 48,000 options outstanding, 47,333 were exercisable at December 31, 2002. At December 31, 2002, 102,000 shares remained available for grant under the Director Plan.

The options outstanding at December 31, 2002 have been segregated into four ranges for additional disclosure as follows:

	Options Outstanding			Exercisable Options
Range Of Exercise Prices	Number	Weighted-Average Exercise Prices	Weighted- Average Remaining Contractual Life (In Years)	Number	Weighted- Average Exercise Prices
$ 0.375 –$ 2.50	1,132,534	$1.21	8.32	311,166	$1.06
$ 3.00 –$4.938	1,052,644	3.66	8.43	471,110	3.85
$ 5.00 –$ 8.00	656,005	6.53	7.12	473,346	6.28
$ 8.25 –$19.00	477,335	12.96	5.56	429,847	12.45

	3,318,518	4.73	7.72	1,685,469	6.21

12.    NOTES RECEIVABLE FROM OFFICERS

In October 2001, Essential completed its acquisition of Althexis and, as part of the exchange of all the outstanding capital stock of Althexis, issued 658,154 shares of Essential common stock in exchange for 576,065 shares of Althexis restricted common stock. Althexis sold the restricted common stock in April 2001 to certain officers in exchange for recourse loans totaling $231,000 bearing interest at 6% per annum. The restricted common stock was issued subject to a repurchase option that lapses generally over four years. The loan and related interest, which were assumed by Essential in the acquisition, are secured by a pledge of the shares issued and will be forgiven generally over four years so long as the officers remain employed by Essential. At December 31, 2002, 313,660 shares of common stock are subject to Essential’s repurchase option.

13.    NOTES RECEIVABLE FROM RELATED PARTIES

At December 31, 2002, the Company had notes receivable from employees in the amount of $898,000. These notes generally bear interest at 5% or 6%, are secured by property and are due within one year following termination of employment.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

14.    RESTRUCTURING COSTS

In connection with the elimination of several of its early stage discovery programs in the second quarter of 2002, the Company incurred restructuring charges of $10.7 million. The charge was a result of the Company’s refocusing of its resources on advancing the development of several compounds that have been acquired or have emerged from its research pipeline. Specific actions taken included the reduction of the Company’s workforce by 73 employees, disposing of excess equipment and consolidating facilities. In the fourth quarter of 2002, the Company recorded an additional restructuring charge of $0.6 million related to leasehold improvements on excess facilities in Mountain View, California. The following table summarizes the activity during fiscal year 2002 related to the restructuring:

(in millions)	Initial Restructuring Charges	Cash Payments	Non-Cash Charges	Additional Restructuring Charges/(Changes in Estimates)	Balance at December 31, 2002
Severance and benefits	$1.4	$1.2	$—	$(0.2)	$—
Goodwill impairment	6.3	—	6.3	—	—
Excess facility costs	2.6	0.3	0.8	0.3	1.8
Other restructuring-related costs	0.4	0.2	—	—	0.2

	$10.7	$1.7	$7.1	$0.1	$2.0

As of December 31, 2002, the majority of the remaining balance of the restructuring charges included accrued liabilities related to costs associated with exiting certain lease and other facility exit costs which will not have future benefits and which will be paid over the respective remaining lease terms. Of the total restructuring charges unpaid as of December 31, 2002, $0.7 million has been classified as a long-term liability in the accompanying consolidated balance sheets, as these charges are related to lease commitments that extend past a year.

15.  GOODWILL IMPAIRMENT

In management’s opinion, the restructuring detailed in Note 14 represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of June 30, 2002. In assessing the recoverability of the goodwill associated with the acquisition of Althexis, the Company made assumptions regarding estimated future cash flows associated with the technologies that were under development by Althexis and other factors to determine the fair value of the intangible assets acquired. The results of the impairment test indicated that no goodwill was present due to the decision not to pursue the research activities at Althexis and accordingly, the Company recognized a one-time goodwill impairment charge of $6.3 million in the second quarter of 2002, which was included in the restructuring charge.

As of December 31, 2002, the remaining goodwill of $1.5 million is associated with the acquisition of Maret. As of December 31, 2002, the value of the goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

16.  INCOME TAXES

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $82,000,000, and federal research and development tax credits of approximately $648,000, all of which expire in the years 2008 through 2022. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,147	$19,300
Research and other credits	1,044	900
Capitalized research expenses	2,556	1,100
Other	1,857	2,200

Total deferred tax assets	34,604	23,500
Deferred tax liability:
Book basis in acquired intangible assets	(400)	(400)
Valuation allowance	(34,204)	(23,100)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11,104,000 and $3,500,000 during the years ended December 31, 2002 and 2001, respectively.

17.    CONTINGENCIES

In August 2002, Essential was notified that Fresenius Medical Care Holdings, Inc. (“FMCH”) notified Maret of its exercise of appraisal rights. FMCH, a former common stockholder of Maret, claims to exercise these rights under Section 262 of Delaware General Corporation Law in relation to a merger between Maret, Essential and MC Merger Corp. FMCH filed a Petition For Appraisal of Stock in the Delaware Court of Chancery and delivered notice of such action to Essential’s counsel. Essential does not expect that the matter, if adversely determined, would result in a material adverse change in the business, proceeds, condition, affairs or operations of Essential.

In March 2003, we notified the Maret stockholder representative of our claim against all of the escrow property pursuant to the acquisition agreements entered into in connection with the Company’s acquisition of Maret. Essential is seeking indemnification for losses that may be incurred in connection with the FMCH claim for appraisal rights described above and for breach of certain representations and warranties. The escrow estate contains 200,000 shares of the common stock of Essential.

In February 2003, Essential received a summons and a complaint from the plaintiffs, Delta Opportunity Fund, Ltd., and Delta Opportunity Fund (Institutional), LLC which was filed in the Court of Chancery in the State of Delaware, New Castle County. Plaintiffs are holders of Essential’s Series B preferred stock and they allege that a holder optional repurchase right has occurred and, as a result, that Essential is required to redeem the shares of Essential Series B preferred stock held by the Plaintiffs. Essential intends to vigorously defend itself against this claim. No provision for any loss in connection with these possible claims has been provided for in the accompanying financial statements.

In October 2002, Essential received a letter from an attorney retained by a common stockholder indicating that his client was considering filing a claim against the Company, its directors and officers and holders of Series B preferred stock for alleged violations of Section 10(b) of the Securities and Exchange Act of 1934 and Related Rule 10b-5 as well as possible

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

DECEMBER 31, 2002

other claims. The shareholder has not filed suit and no proceeding is pending. Essential believes that these threatened claims do not have merit. Essential intends to vigorously defend itself against any claims ultimately brought against the Company and its directors and officers. No provision for any loss in connection with these possible claims has been provided for in the accompanying financial statements.

18.    FINANCIAL RESULTS BY FISCAL QUARTERS (UNAUDITED)

	2002				2001
	First(2)	Second(3)	Third	Fourth(3)	First	Second	Third	Fourth(1)
	(In thousands, except per share amounts)
Total revenues	$3,105	$2,275	$1,837	$1,456	$2,662	$1,853	$2,923	$3,228
Net loss	(12,086)	(17,108)	(5,079)	(6,929)	(2,361)	(3,727)	(2,254)	(19,583)
Accretion of deemed dividend to Series B preferred stockholders	(425)	(425)	(426)	(426)	—	—	—	(284)
Net loss allocable to common stockholders	(12,511)	(17,533)	(5,505)	(7,355)	(2,361)	(3,727)	(2,254)	(19,867)
Basic and diluted net loss per common share	$(0.75)	$(0.95)	$(0.30)	$(0.40)	$(0.21)	$(0.32)	$(0.20)	$(1.33)

(1)	The quarter ended December 31, 2001 includes an in-process research and development charge of $14.7 million related to the acquisition of Althexis.
(2)	The quarter ended March 31, 2002 includes an in-process research and development charge of $7.7 million related to the acquisition of Maret. See Note 4 to the Consolidated Financial Statements.
(3)	The quarter ended June 30, 2002 includes restructuring charges of $10.7 million. The quarter ended December 31, 2002 includes restructuring charges of $0.6 million. See Note 14 to the Consolidated Financial Statements.