Form 10-Q
period 2003-03-31
ESSENTIAL THERAPEUTICS INC
filed 2003-05-15
CIK 1010915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-28006

ESSENTIAL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3186021
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

78 Fourth Avenue, Waltham, Massachusetts (Address of principal executive offices)	02451 (ZIP Code)

781-647-5554

Registrant’s telephone number, including area code

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

Number of shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2003: 18,939,941

ESSENTIAL THERAPEUTICS, INC.

INDEX FOR FORM 10-Q

For the Quarter Ended March 31, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,898	$3,541
Marketable securities	21,702	29,957
Trade and other receivables	1,010	1,624
Prepaid expenses and other current assets	407	641
Assets held for sale	761	272

Total current assets	26,778	36,035
Restricted cash	3,447	2,230
Property and equipment, net	3,800	5,384
Goodwill	1,526	1,526
Other assets	1,210	1,142

Total assets	$36,761	$46,317

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,401	$2,561
Accrued compensation	432	739
Current portion of notes payable	724	677
Accrued merger and financing costs	2	6
Deferred revenue	333	1,084
Accrued restructuring	3,168	1,400
Accrued legal services	312	1,086
Other accrued liabilities	837	787

Total current liabilities	7,209	8,340
Long-term portion of notes payable	1,957	1,961
Long-term portion of accrued restructuring	563	664
Accrued rent	646	631
Series B convertible redeemable preferred stock, par value $0.001; 60,000 shares authorized, issued and outstanding: liquidation value $60,000 (net of deemed dividend and issuance costs) at March 31, 2003 and December 31, 2002	53,902	53,477
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized; 60,000 Series B shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 18,939,941 shares issued and outstanding at March 31, 2003 and December 31, 2002	19	19
Additional paid-in capital	104,286	104,725
Deferred compensation	(1,209)	(1,388)
Notes receivable from officers	(160)	(175)
Accumulated deficit	(130,817)	(122,315)
Accumulated other comprehensive income	365	378

Total stockholders’ deficit	(27,516)	(18,756)

Total liabilities and stockholders’ deficit	$36,761	$46,317

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2003	2002
Revenues:
Research revenues	$1,503	$2,038
Milestone, licensing and other revenues	1,151	1,067

Total revenues	2,654	3,105
Operating expenses:
Research and development	4,260	5,560
General and administrative	2,774	2,183
Purchased in-process research and development	—	7,702
Restructuring charges	4,368	—

Total operating expenses	11,402	15,445

Loss from operations	(8,748)	(12,340)
Interest and other income, net	246	254

Net loss	(8,502)	(12,086)
Accretion of deemed dividend to Series B preferred stockholders	(425)	(425)

Net loss allocable to common stockholders	$(8,927)	$(12,511)

Basic and diluted net loss per common share	$(0.48)	$(0.75)

Weighted-average shares used in computing basic and diluted net loss per common share	18,638	16,573

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,502)	$(12,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	362	554
Stock compensation expense	165	234
Forgiveness of notes receivable from officers	15	—
Purchased in-process research and development	—	7,702
Accrued rent	35	(70)
Gain on fixed assets disposal	(31)	—
Charges for impairment of assets	1,437	—
Changes in assets and liabilities:
Trade and other receivables	614	3,607
Prepaid expenses and other current assets	234	(687)
Other assets	(68)	(371)
Accounts payable	(1,160)	(691)
Accrued compensation	(307)	(800)
Accrued restructuring	1,371	—
Other accrued liabilities	(744)	(449)
Deferred revenue	(751)	(1,625)

Net cash used in operating activities	(7,330)	(4,682)

Cash flows from investing activities:
Short-term loan to Maret prior to acquisition	—	(275)
Direct costs of Althexis acquisition	—	(521)
Direct costs of Maret acquisition	(4)	(40)
Purchase of short-term investments	(2,689)	(23,667)
Sales and maturities of short-term investments	10,931	—
Change in restricted cash	(1,217)	(372)
Net proceeds from sales of fixed assets	39	—
Capital expenditures	(416)	(491)

Net cash provided by (used in) investing activities	6,644	(25,366)

Cash flows from financing activities:
Principal payments on notes payable	(199)	(275)
Proceeds from debt financing	242	—
Net proceeds from issuance of common stock	—	5

Net cash provided by (used in) financing activities	43	(270)

Net decrease in cash and cash equivalents	(643)	(30,318)
Cash and cash equivalents at beginning of period	3,541	57,469

Cash and cash equivalents at end of period	$2,898	$27,151

Supplemental disclosure of cash flow information:
Interest paid	$30	$26

Supplemental disclosure of Maret acquisition:
Tangible assets acquired		$82
Liabilities assumed		2,033
Goodwill acquired		1,526
Acquisition costs incurred		497
Purchased in-process research and development		7,702
Common stock issued		6,780

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Essential Therapeutics, Inc. (“Essential”, or the “Company”), is a biopharmaceutical company committed to the development of breakthrough products for the treatment of life-threatening diseases. Essential is dedicated to commercializing novel small molecule products addressing important unmet therapeutic needs.

EXPLANATORY NOTE

The accompanying unaudited condensed consolidated financial statements have not been reviewed by our independent auditors. Upon filing for protection under Chapter 11 of the U.S. Bankruptcy Code as described below, our engagement of Ernst & Young LLP was suspended pending authorization of the Bankruptcy Court to re-engage Ernst & Young LLP and enable them to provide professional services to us.

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

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in our annual report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003.

2.    Chapter 11 Bankruptcy Filing and NASDAQ Delisting

The Nasdaq National Market previously informed us that we were not in compliance with certain continued listing requirements. On February 7, 2003, we received formal notice that the Company’s request for continued listing would be considered at a hearing to be held before a panel authorized by the Nasdaq National Market. On March 20, 2003, the Company presented its appeal at the hearing. On April 10, 2003 we were informed of Nasdaq’s determination to delist the Company’s securities from The Nasdaq Stock Market effective with the opening of business on April 14, 2003. The Company is currently trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol ETRX.OB.

As a result of delisting, the holders of Series B preferred stock had the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. In April 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require the Company to redeem their preferred stock. This resulted in our having a redemption obligation to purchase this stock for $60.0 million subject to the limitations of Delaware law as to the immediate enforceability of payment in full. We do not have the funds available to redeem 60,000 shares of Series B preferred stock.

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and providing for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

The Company and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses each as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

3.    Phase Out of our Mountain View, California Operations

We previously announced that we began discussions with an entity to acquire a portion of our California operations, including the possible sale of our California facilities, the selection of pre-clinical infectious disease programs and the hiring of a portion of our employees in California. It was our desire to identify a buyer for our California operations by March 31, 2003 and we previously announced that we would implement our plan to gradually eliminate California operations if we did not enter into definitive documents by March 31, 2003. We were unable to negotiate mutually agreeable terms with a buyer of our California operations by March 31, 2003. Consequently, on March 31, 2003, we eliminated 44 positions. The employees remaining in California will either assist with the closure of certain California facilities or assist in the performance of the Company’s obligations under its collaborative agreement with Fujisawa Pharmaceutical Co., Ltd, which is expected to conclude in the third quarter of 2003.

4.    Summary of Significant Accounting Policies

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. The Company maintains deposits with financial institutions in the United States and invests its excess cash in commercial paper and corporate debt securities which bear minimal risk.

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2003 and December 31, 2002, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders’ equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

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

In June 2002 in conjunction with the restructuring detailed in Note 3, Essential recorded a $6.3 million impairment charge for the goodwill associated with the acquisition of Althexis. An impairment test indicated that no goodwill was present due to the decision not to pursue the research activities at Althexis. The remaining goodwill as of March 31, 2003 of $1.5 million is the goodwill associated with the acquisition of Maret. As of March 31, 2003, the value of this goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

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

RESEARCH AND DEVELOPMENT EXPENSES

Essential’s research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, contract research services, lab supplies, facilities costs and outside services. The Company’s research and development expenses for the three months ended March 31, 2003 and 2002 were $4.3 million and $5.6 million, respectively.

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

	Q1 2003	Q1 2002
Risk-free interest rates	2.84%	4.32%
Expected dividend yield	—	—
Expected lives	1.56 years	4.06 years
Expected volatility	1.04	0.88
Weighted average grant-date fair value of options granted during the period	—	$2.20

	Q1 2003	Q1 2002
Net loss allocable to common stockholders as reported	$(8,927,116)	$(12,510,800)
Add: Stock-based employee compensation cost, included in the determination of net loss as reported	28,406	96,399
Add/(Less): Total stock-based compensation credit/(expense) determined under fair value based method for all employee awards	255,523	(576,575)

Pro forma net loss	$(8,643,187)	$(12,990,976)

Basic and diluted net loss per common share:
Net loss per share as reported	$(0.48)	$(0.75)
Pro forma net loss per share	$(0.46)	$(0.78)

The Company’s stock option grants vest over several years and the Company intends to grant varying levels of stock options in the future periods. Therefore, the effects on 2003 and 2002 pro forma net loss and net loss per common share of expensing the estimated fair value of stock options and common shares issued pursuant to the stock option plan are not necessarily representative of the effects on reported results from operations for future years.

Deferred compensation, which relates primarily to the intrinsic value of unvested stock options and restricted stock assumed in the acquisition of Althexis, is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or restricted stock using the straight-line method.

COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes some changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on our available-for-sale securities, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive income (loss).

	Three months ended
	March 31, 2003	March 31, 2002
	(in thousands)
Net loss	$(8,502)	$(12,086)
Change in unrealized gain (loss) on available-for-sale securities	(13)	(176)

Comprehensive loss	$(8,515)	$(12,262)

5.    Restructuring Costs

During the first quarter of 2003, the Company incurred a restructuring charge of $4.4 million. The charge was in connection with the Company’s previously announced decision to phase-out the Mountain View, California operations beginning in March 2003. Specific actions taken included the reduction of the Company’s workforce by 44 employees, the disposition of excess equipment and the consolidation of facilities.

In the second quarter of 2002, the Company had recorded a restructuring charge of approximately $10.7 million when it reduced the Company’s workforce by 73 employees, disposed of excess equipment and consolidated facilities in both Waltham, Massachusetts and in Mountain View, California. In the fourth quarter of 2002, the Company recorded an additional restructuring charge of $0.6 million related to the write-down of additional leasehold improvements on excess facilities in Mountain View, California. The following table summarizes the activity during the first quarter of 2003 related to the restructurings:

(in millions)	Balance at December 31, 2002	Cash Payments	Net Non-Cash Charges	Additional Restructuring Charges	Balance at March 31, 2003
Severance and benefits	$—	$1.2	$—	$2.5	$1.3
Excess facility costs	1.8	0.2	1.3	1.4	1.7
Other restructuring-related costs	0.3	—	0.1	0.5	0.7

	$2.1	$1.4	$1.4	$4.4	$3.7

As of March 31, 2003, the majority of the remaining balance of the restructuring charges included severance and costs associated with exiting certain leases and other facility exit costs which will not have future benefits and which will be paid over the respective remaining lease terms. Of the total restructuring charges unpaid as of March 31, 2003, $0.6 million has been classified as a long-term liability in the accompanying consolidated balance sheets, as these charges are related to lease commitments that extend past a year.

6.    Long-Lived Assets Held for Sale

During the first quarter of 2003 in conjunction with the restructuring plan detailed in Note 5, the Company committed to sell certain scientific equipment with a carrying value of approximately $0.9 million. The carrying value of the scientific equipment was adjusted to its fair value less costs to sell, amounting to approximately $0.6 million, which was determined based on quoted market prices of similar assets. The resulting $0.3 million non-recurring impairment loss was recorded as part of the restructuring charge in the first quarter 2003 condensed consolidated statements of operations. The carrying value of the scientific equipment is separately presented in the “Assets Held for Sale” caption in the condensed consolidated balance sheets as of March 31, 2003.

During the second quarter of 2002 in conjunction with the restructuring plan detailed in Note 5, the Company committed to sell certain scientific equipment with a carrying value of approximately $1.4 million. The carrying value of the scientific equipment was adjusted to its fair value less costs to sell, amounting to $0.7 million, which was determined based on quoted market prices of similar assets. The resulting $0.8 million non-recurring impairment loss was recorded as part of the restructuring charge in the second quarter 2002 condensed consolidated statements of operations. The carrying value of the scientific equipment is separately presented in the “Assets Held for Sale” caption in the condensed consolidated balance sheets and as of March 31, 2003, $0.2 million is still classified as “Assets Held for Sale”.

The Company believes that all items classified as held for sale will be sold no later than the end of the year.

7.    Goodwill Impairment

In management’s opinion, the restructuring detailed in Note 5 represented an indication of impairment of recorded goodwill. In accordance with SFAS No. 142, an interim test of goodwill impairment was performed as of June 30, 2002. In assessing the recoverability of the goodwill associated with the acquisition of Althexis, we made assumptions regarding estimated future cash flows associated with the technologies that were under development by Althexis and other factors to determine the fair value of the intangible assets acquired. The results of the impairment test indicated that no goodwill was present due to the decision not to pursue the research activities at Althexis and accordingly, we recognized a one-time goodwill impairment charge of $6.3 million in the second quarter of 2002, which was included in the restructuring charge.

The remaining goodwill as of March 31, 2003 of $1.5 million is the goodwill associated with the acquisition of Maret. As of March 31, 2003, the value of the goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

8.    Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In conjunction with the planned phase out of the California operations in March 2003, we expect to incur severance charges of $3.5 million, charges for the reduction in the value of leasehold improvements and the carrying value of equipment of $1.4 million, as well as charges of approximately $0.5 million for facility exit costs will be accounted for in accordance with SFAS No. 146.

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

9.    Subsequent Events

On April 30, 2003, the Company repaid the $1,875,000 balance due on its term loan with Fleet National Bank. In addition, on April 30, 2003, the Company entered into lease termination agreements with certain landlords that allow the Company to cease future rental payments for its California facilities upon vacating these facilities in exchange for payments aggregating approximately $1.3 million. The Company expects to vacate its California locations in the third quarter of this year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Explanatory Note

The accompanying unaudited condensed consolidated financial statements have not been reviewed by our independent auditors. Upon filing for protection under Chapter 11 of the U.S. Bankruptcy Code as described below, our engagement of Ernst & Young LLP was suspended pending authorization of the Bankruptcy Court to re-engage Ernst & Young LLP and enable them to provide professional services to us.

OVERVIEW

Essential is a biopharmaceutical company committed to the development of breakthrough products. Essential is dedicated to commercializing novel small molecule products addressing important unmet therapeutic needs. Essential has wound healing and antibiotic programs.

Chapter 11 Bankruptcy Filing and NASDAQ Delisting

The Nasdaq National Market previously informed us that we were not in compliance with certain continued listing requirements. On February 7, 2003, we received formal notice that the Company’s request for continued listing would be considered at a hearing to be held before a panel authorized by the Nasdaq National Market. On March 20, 2003, the Company presented its appeal at the hearing. On April 10, 2003 we were informed of Nasdaq’s determination to delist the Company’s securities from The Nasdaq Stock Market effective with the opening of business on April 14, 2003. The Company is currently trading on the Over-the-Counter Bulletin Board or OTCBB under the symbol ETRX.OB.

As a result of delisting, the holders of Series B preferred stock had the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. In April 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require the Company to redeem their preferred stock. This resulted in the Company having a redemption obligation to purchase this stock for $60.0 million subject to the limitations of Delaware law as to the immediate enforceability of payment in full. We do not have the funds available to redeem 60,000 shares of Series B preferred stock.

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and providing for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

The Company and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses each as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Phase out of our Mountain View, California Operations

We previously announced that we began discussions with an entity to acquire a portion of our California operations, including the possible sale of our California facilities, and a selection of pre-clinical infectious disease programs along with the hiring of a portion of our employees in California. It was our desire to identify a buyer for our California operations by March 31, 2003 and we previously announced that we would implement our plan to phase out our California operations if we did not enter into definitive documents by March 31, 2003. We were unable to date to negotiate mutually agreeable terms with a buyer of our California operations. Consequently, on March 31, 2003, we eliminated 44 positions. The employees remaining in California will either assist with the closure of certain California facilities or assist in the performance of the Company’s obligations under its collaborative agreement with Fujisawa Pharmaceutical Co., Ltd, which is expected to conclude in the third quarter of 2003. In connection with the phase-out of the California operations, we incurred restructuring charges of approximately $4.4 million, consisting of $2.5 million in severance, $1.4 million for the write-down of the value of lease hold improvements and equipment and $0.5 million in facility exit costs.

Acquisitions

On March 11, 2002, we completed the acquisition of Maret, as a result of which Maret became a wholly owned subsidiary of Essential.

On October 24, 2001, we completed the acquisition of The Althexis Company, Inc., as a result of which Althexis became a wholly owned subsidiary of Essential.

The acquisitions were accounted for under the purchase method of accounting. The condensed consolidated financial statements discussed herein reflect the inclusion of the results of Maret from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

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

•	a collaboration agreement with Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or as we refer to them, J&J, to discover and develop novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci as well as a backup candidate. In July 2002, J&J initiated Phase I clinical trials with RWJ-442831, an Essential-developed prodrug form of the collaboration’s lead parenteral cephalosporin product, known as RWJ-54428. We have been informed that J&J has stayed further conduct of the Phase I trial pending review of the project. There can be no assurance that J&J will move forward with the Phase I clinical trials for this cephalosporin compound, or that even if such trials are reinstated, they will be completed. The backup candidate for another cephalosporin compound in the J&J collaboration is in pre-clinical development.

•	a collaboration agreement with Daiichi Pharmaceutical Co., Ltd. to discover and develop bacterial efflux pump inhibitors to be used in combination with Daiichi’s quinolone antibiotics to target gram-negative bacteria, including pseudomonas.

•	a research and license collaboration with the University of Southern California to discover, develop and commercialize drugs based on angiotensin peptide analogues. The agreement was amended in March 2003 to extend funding under the agreement through April 30, 2003.

•	a collaborative research and development agreement with Fujisawa Pharmaceutical Co., Ltd., or as we refer to them, Fujisawa, to develop assay systems for the discovery of antibacterial antibiotics and perform high-throughput screening of the compounds in Fujisawa’s library through a subcontractor. Fujisawa will conduct lead generation and optimization and will exclusively develop, manufacture and market the resulting products worldwide.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The guidance defines a critical accounting policy as one that is both important to the portrayal of the company’s financial condition and results and one that requires management’s most subjective judgment, as most often it requires the need to make estimates about the effect of matters that are highly uncertain. On an on-going basis, we evaluate our estimates, including those related to accruals and revenue recognition. We base our estimates on historical experience and facts and circumstances that exist at each balance sheet date. While our significant accounting policies are described in these financial statements, we believe the following accounting policies to be critical:

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Revenues.    Total revenues for the first quarter of 2003 were $2.7 million compared to $3.1 million in the first quarter of 2002 and were derived primarily from the major collaboration agreements with SPAH and Fujisawa. The decrease in revenues during the periods was due primarily to decreased research funding as a result of the conclusion of funded research with J&J and Pfizer. The decrease in the research funding was slightly offset by increased licensing and other revenue.

Research and Development Expenses.    Research and development expenses for the first quarter decreased from $5.6 million in 2002 to $4.3 million in 2003, due primarily to the restructurings in June 2002 and March 2003 which effectively concluded all research activity in both the Waltham, Massachusetts and in the Mountain View, California facilities.

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

General and Administrative Expenses.    General and administrative expenses for the first quarter increased from $2.2 million in 2002 to $2.8 million in 2003, due primarily to higher expenses for legal services, consulting, payroll, rent and other outside services. We expect general and administrative expenses to decrease in 2003 as a result of our restructurings in 2002 and the phase out of the California operations in 2003.

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

Restructuring Expenses.    Restructuring charges of $4.4 million were recorded in the first quarter of 2003 in connection with the phase-out of our California operations. The restructuring expenses consist of non-cash charges of $1.6 million and cash charges of $2.8 million. The $1.6 million in non-cash charges consist primarily of reductions in the carrying value of leasehold improvements, furniture and fixtures and computer and scientific equipment. The cash charges consist primarily of $2.5 million in severance and related costs and $0.3 million in costs to decontaminate and exit the facilities in California.

Interest Income, net.    Interest income for the first quarter decreased from $280,000 in 2002 to $243,000 in 2003, due primarily to a decrease in average invested cash balances. Interest expense for the first quarter increased from $26,000 in 2002 to $30,000 in 2003, due primarily to the higher balances of existing debt.

LIQUIDITY AND CAPITAL RESOURCES

CHAPTER 11 BANKRUPTCY FILING AND NASDAQ DELISTING

The Nasdaq National Market previously informed us that we were not in compliance with certain continued listing requirements. On February 7, 2003, we received formal notice that the Company’s request for continued listing would be considered at a hearing to be held before a panel authorized by the Nasdaq National Market. On March 20, 2003, the Company presented its appeal at the hearing. On April 10, 2003 we were informed of Nasdaq’s determination to delist the Company’s securities from The Nasdaq Stock Market effective with the opening of business on April 14, 2003. The Company is currently trading on the Over-the-Counter Bulletin Board or OTCBB under the symbol ETRX.OB.

As a result of delisting, the holders of Series B preferred stock had the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. In April 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require the Company to redeem their preferred stock. This resulted in the Company having a redemption obligation to purchase this stock for $60.0 million, subject to the limitations of Delaware law as to the immediate enforceability of payment in full. We do not have the funds available to redeem 60,000 shares of Series B preferred stock.

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and providing for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

The Company and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses each as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bakruptcy Code and orders of the Bankruptcy Court.

Our Independent Auditor’s report to our audited financial statements for the period ended December 31, 2002 indicated that there was substantial doubt about our ability to continue as a going concern. It is difficult to assess the adequacy of our current cash position or project the funds needed to fund future operations as this is ultimately dependent on the results of the bankruptcy proceedings.

We have financed our operations since inception primarily through the sale of equity securities, through funds provided under collaboration agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing arrangements. As of March 31, 2003, we had received $126.8 million from the sale of common and preferred stock and $74.2 million from license fees, research support and milestone payments under collaboration agreements.

CASH FLOWS

Cash, cash equivalents and marketable securities at March 31, 2003 were $24.6 million compared to $33.5 million at December 31, 2002. Trade and other receivables at March 31, 2003 were $1.0 million compared to $1.6 million at December 31, 2002. The decrease in cash during the first quarter of 2003 was primarily due to cash used by operations of $7.3 million, $416,000 in capital expenditures, $1.2 million in restricted cash and $199,000 in principal payments under our debt obligations. This decrease was partially offset by $242,000 in proceeds from debt financing and $39,000 in net proceeds from sales of fixed assets.

We invested $416,000 in capital expenditures in the first quarter of 2003 compared to $491,000 in the first quarter of 2002. We spent $401,000 in the first quarter of 2003 on building improvements related to our Waltham, Massachusetts building lease entered into in January 2002. We are financing these improvement expenditures with a bank term loan. We made principal payments under our debt obligations of $199,000 in the first quarter of 2003 compared to $275,000 in the first quarter of 2002. At March 31, 2003, the remaining balance on our debt obligations was $2.7 million.

During the first quarter of 2003, we restructured our California operations after we were unable to negotiate mutually agreeable terms with a potential buyer of our California operations. As of March 31, 2003, we eliminated 44 positions and we intend to ultimately cease operations in California. The employees remaining in California will either assist with the closure of certain California facilities or assist in the performance of the Company’s obligations under its collaborative agreement with Fujisawa Pharmaceutical Co., Ltd, which is expected to conclude in the third quarter of 2003. In connection with the phase out of the California operations, we recorded a restructuring charge of $4.4 million in the first quarter of 2003, which included cash charges of $2.8 million. The cash charges consist primarily of $2.5 million in severance and related costs and $0.3 million in costs to decontaminate and exit the facilities in California. While the restructuring resulted in lower salaries and payroll related expenses, we expect to funnel these savings into the advancement of development programs.

On April 30, 2003, the Company repaid the $1,875,000 balance due on its term loan with Fleet National Bank. In addition, on April 30, 2003, the Company entered into lease termination agreements with certain landlords that allow the Company to cease future rental payments for its California facilities upon vacating these facilities in exchange for payments aggregating approximately $1.3 million. The Company expects to vacate its California locations in the third quarter of this year.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2003 and thus does not reflect the repayment of the Fleet term loan or the termination of the leases in California:

		Payment due by period
	Total	<1 year	1-3 years	4-5 years	>5 years
	(in thousands)
Long-term debt	$3,866	$1,079	$2,120	$667	$—
Capital lease obligations	203	58	116	29	—
Operating leases	13,929	2,940	4,941	1,596	4,452
Series B convertible redeemable preferred stock	60,000	60,000	—	—	—
Research collaborations	263	263	—	—	—
Clinical trials	69	69	—	—	—

Total contractual cash obligations	$78,330	$64,409	$7,177	$2,292	$4,452

Series B Convertible Redeemable Preferred Stock

In October 2001, we completed an equity financing by way of a private placement of an aggregate of 60,000 shares of our Series B convertible redeemable preferred stock for a total purchase price of $60.0 million that by its terms is required to be redeemed in October 2006, or, upon the occurrence of specified adverse events, may be required to be redeemed sooner. Under the terms of our Series B convertible redeemable preferred stock agreements, we are required to obtain the approval of the preferred stockholders prior to incurring indebtedness above specified amounts. The excess of the fair value of the common stock issued to the Series B preferred stockholders over the fair value of the securities issuable pursuant to the original conversion terms is considered to be a deemed dividend to the Series B preferred stockholders. Accordingly, such dividend has been reflected as an increase in the net loss applicable to common stockholders for purposes of computing net loss per common share.

Following the failure of the holders of a majority of the outstanding shares of our common stock to approve the conversion of Essential’s Series B preferred stock into common stock, we received a Nasdaq Staff determination letter indicating that our securities would be delisted from the Nasdaq National Market due to our failure to comply with the Nasdaq National Market System listing criteria. On March 20, 2003, the Company presented its appeal at the hearing. On April 10, 2003 we were informed of Nasdaq’s determination to delist the Company’s securities from The Nasdaq Stock Market effective with the opening of business on April 14, 2003. The Company is currently trading on the Over-the-Counter Bulletin Board or OTCBB under the symbol ETRX.OB.

As a result of delisting, the holders of Series B preferred stock had the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. In April 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require the Company to redeem their preferred stock. This resulted in the Company having a redemption obligation to purchase this stock for $60.0 million, subject to the limitations of Delaware law as to the immediate enforceability of payment in full. We do not have the funds available to redeem 60,000 shares of Series B preferred stock.

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and providing for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

The Company and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses each as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Letters of Credit

We pledged $0.4 and $1.1 million for standby letters of credit of the same amounts, related to our Waltham, Massachusetts building lease entered into in January 2002. The terms of the standby letters of credit expire in 2009 and 2012, respectively. Additionally, we have pledged $0.1 million for a credit card line to finance operating expenses which expires in May 2003 and which will be automatically renewed.

Equipment Leases

We have approximately $0.7 million outstanding on a lease line for capital purchases. The lease line will be repaid in 48 equal monthly installments commencing in January 2003 at an interest rate of 9.94%.

Term Loan

In September 2002, we negotiated a $2.0 million term loan with Fleet National Bank to finance the build-out of our new corporate headquarters in Waltham, Massachusetts. The Company paid the loan in full on April 30, 2003.

Shelf Registration

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

Risk Factors That May Affect Results

OUR COMMON STOCK HAS BEEN DELISTED, OUR SERIES B PREFERRED STOCKHOLDERS FILED NOTICES OF REDEMPTION AND WE FILED FOR BANKRUPTCY UNDER CHAPTER 11 OF THE US BANKRUPTCY CODE.

On April 14, 2003, our common stock was delisted from the Nasdaq National Market System. It now trades on the OTCBB under the symbol “ETRX.OB.”A delisting of our common stock from the Nasdaq National Market constituted a holder optional repurchase event under the terms of our outstanding Series B preferred stock, giving our Series B preferred stockholders the right to cause Essential to redeem the shares of preferred stock. In April 2003, holders of approximately 60,000 shares of preferred stock exercised their right to require us to redeem their shares. We do not have the funds to redeem these shares of Series B preferred stock. Consequently, on May 1, 2003 we filed for protection under Chapter 11 of the United States Bankruptcy Code. For a description of the holder optional repurchase event and the rights of the Series B preferred stockholders associated therewith, please see Note 10 to our consolidated financial statements filed with our Form 10-K for the year ended December 31, 2002. There can be no assurances that we can satisfactorily restructure our obligations or continue our operations. If we are forced to liquidate, the proceeds resulting from such liquidation will not be sufficient to satisfy all of our debts and obligations and we will not have proceeds available for distribution to our common stockholders.

DISRUPTION OF OPERATIONS RELATING TO BANKRUPTCY FILING

The commencement of the Chapter 11 proceedings could adversely affect our relationships with our collaborative partners, suppliers or employees. If these relationships are adversely affected, our operations could be materially affected. Weakened operating results could adversely affect our ability to obtain confirmation of the Plan or to avoid financial difficulties after consummation of the Plan.

RISKS OF NON-CONFIRMATION

Even if the requisite acceptances are received, there can be no assurance that the Bankruptcy Court will confirm the Plan. A Claim or an Interest holder might challenge the adequacy of the disclosure or the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court were to determine that the disclosure and the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it were to find that any statutory conditions to confirmation had not been met. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that the confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and that the value of distributions to non-accepting Classes of Claims and Interest Holders will not be less than the value of distributions such creditors and interest holders would receive if the Debtors were liquidated under Chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that these requirements have been met, but we believe that the Bankruptcy Court should be able to find that the Plan will not be followed by a need for further financial reorganization and that non-accepting classes of claims and interest holders will receive distributions at least as great as would be received following a liquidation pursuant to Chapter 7 of the Bankruptcy Code.

Additionally, even if the required acceptances of each of the impaired voting classes under the Plan are received, the Bankruptcy Court might find that the solicitation of votes or the Plan did not comply with the solicitation requirements made applicable by section 1125 of the Bankruptcy Code. In such an event, we may seek to resolicit acceptances, but confirmation of the Plan could be substantially delayed and possibly jeopardized. We believe that our solicitation of acceptances of the Plan complies with the requirements of section 1125 of the Bankruptcy Code, that duly executed Ballots will be in compliance with applicable provisions of the Bankruptcy Code and the Bankruptcy Rules, and that, if sufficient acceptances are received, the Plan should be confirmed by the Bankruptcy Court.

Should the Bankruptcy Court fail to confirm the Plan, we would then consider all financial alternatives available to us at the time, which may include an effort to sell in the Chapter 11 Cases all or part of our business or an equity interest in the company and the negotiation and filing of an alternative reorganization plan. Pursuit of any such alternative could result in a protracted and non-orderly reorganization with all the attendant risk of adverse consequences to our company and our businesses, operations, employees, partners and supplier relations and our ultimate ability to function effectively and competitively. And, alternatively, under such circumstances a party-in-interest could elect to file a motion to convert the Chapter 11 cases to liquidation proceedings under Chapter 7 of the Bankruptcy Code.

Even if the Plan is confirmed by the Bankruptcy Court, there can be no assurance that we would not thereafter suffer a disruption in our business operations as the result of filing the Chapter 11 cases.

If the Plan, or a plan determined by the Bankruptcy Court not to require resolicitation of acceptances by classes, were not to be confirmed, it is unclear whether a reorganization could be implemented and what holders of claims and interests would ultimately receive with respect to their claims and interests. If an alternative reorganization could not be agreed to, it is possible that we would have to liquidate assets, in which case holders of claims and interests could receive less than they would have received pursuant to the Plan.

Absent the consent of the holders of at least $45 million face amount of the unredeemed Old Series B Preferred Stock, the Plan cannot be confirmed more than 120 days after May 1, 2003.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

Our Independent Auditor’s report to our audited financial statements for the period ended December 31, 2002 indicates that there is substantial doubt about our ability to continue as a going concern. We have been notified by the Nasdaq National Market that our common stock has been delisted. As a result of being delisted, holders of all of our Series B convertible redeemable preferred stock have a right to require the redemption of their shares of preferred stock and the holders have exercised this right. This has resulted in our having a redemption obligation to purchase this stock for $60.0 million, subject to the limitations of Delaware law as to the immediate enforceability of payment in full. We do not have the funds to cause redemption of the Series B preferred stock. Consequently, on May 1, 2003 we filed for protection under Chapter 11 of the United States Bankruptcy Code.

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

IF WE ARE UNABLE TO ENTER INTO NEW COLLABORATIONS, DEVELOPMENT OF POTENTIAL PRODUCTS COULD BE DELAYED.

Our strategy for building a pipeline of potential products is to in-license and develop clinical stage drug candidates that target large pharmaceutical niche markets. We are actively seeking in-licensing opportunities, but are not yet engaged in negotiations with any potential licensors. We cannot be sure that we will be successful in identifying potential candidates to in-license, or that we will be successful in negotiating agreements with the owners of such technology. The failure to do so could have a material adverse effect on our ability to enhance our development pipeline.

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

We cannot control the timing of these actions or the amount of resources devoted to these activities by our partners. In addition, these agreements are subject to cancellation or the election not to extend by our partners. As a result, our receipt of revenue, whether in the form of product development milestone payments, or royalties on sales, depends upon the decisions made and the actions taken by our partners. Our partners are free to pursue their own existing or alternative technologies to develop products in preference to our potential products. We cannot be certain that our interests will continue to coincide with those of our partners, or that disagreements concerning our rights, technology, or other proprietary interests will not arise with our partners.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred substantial net losses in every year since our inception in December 1992. We had net losses allocable to common stockholders of $13.9 million in 2000, $28.2 million in 2001 and $42.9 million in 2002. We had an accumulated deficit of $130.8 million through March 31, 2003. We expect to continue to incur operating losses over the next several years.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE THE COMPETITIVE ADVANTAGE INHERENT IN OUR PROPRIETARY TECHNOLOGIES.

Our success depends in part on our ability to establish, protect and enforce our proprietary rights relating to our wound healing compound and other proprietary technology. We have received rights from USC to numerous patent applications in the United States, in addition to applications filed in other countries, in order to protect this small molecule and its wound healing application. In addition, we have numerous patents and applications covering our cephalosporin program licensed to J&J. We cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed in the future. Our failure to obtain patents pursuant to our current or future applications could have a material adverse effect on our business. Furthermore, we cannot be certain that any patents issued to us will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted there under will provide competitive advantages to us. Litigation to establish the validity of patents, to defend against copatent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to us. If the outcome of patent prosecution or litigation is not favorable to us, our business could be materially adversely affected.

Our commercial success also depends on our ability to operate without infringing patents and proprietary rights of third parties. We cannot assure you that our products will not infringe on the patents or proprietary rights of others. While we are not currently aware of any patents encumbering our ability to practice the technologies we have discovered or licensed from USC, it is possible that a patent of this nature may issue in the future. We may be required to obtain licenses to patents or other proprietary rights of others. Any licenses may not be available on terms acceptable to us, if at all. The failure to obtain these licenses could delay or prevent our partners’ activities, including the development, manufacture or sale of drugs requiring such licenses.

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

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND SCIENTIFIC STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DRUG DISCOVERY AND DEVELOPMENT PROGRAMS.

We are highly dependent on management and scientific staff, including Mark Skaletsky, our President and Chief Executive Officer, Tim Noyes, our Chief Operating Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key scientific staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and scientific personnel and consultants. In recent years, because of great demand for qualified personnel and the numerous opportunities available to them in the biotechnology and pharmaceutical industries, we have experienced intense competition attracting and retaining employees from the limited number of qualified personnel available. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have qualities such as greater financial and other resources, different risk profiles and a longer history in the industry, or provide different opportunities, such as greater career advancement, that may be more appealing to, and helpful in attracting and retaining, qualified personnel. We cannot assure you that we will be able to attract and retain the personnel we require on acceptable terms, or at all. In the event we are unable to do so, the rate at which we can develop and commercialize drugs will be limited.

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

The foregoing discussion is subject to the outcome of, and processes associated with, the pending reorganization of Essential under Chapter 11 of the Bankruptcy Code, which reorganization is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING FOR FUTURE OPERATIONS, WE MAY NOT BE ABLE TO PROCEED WITH OUR DEVELOPMENT PROGRAMS.

The development of our potential pharmaceutical products will require substantially more money than we currently have. We will need additional funding from sources including other partners and through public or private financings involving the sale of equity or debt securities. We cannot assure you that any financings will be available when needed, or if available will be on acceptable terms. Funding from partners could limit our ability to control the research, development and commercialization of potential products, and could limit our revenues and profits from such products, if any. Collaboration agreements may also require us to give up rights to products or technologies that we would otherwise seek to develop or commercialize ourselves. Any additional equity financing will result in dilution to our current stockholders. If we fail to secure sufficient additional funding we will have to delay or terminate some or all of our development programs.

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

WE MAY NOT REALIZE ANY OF THE ANTICIPATED BENEFITS FROM OUR RESTRUCTURINGS.

In June 2002, we restructured our business. In March 2003, we announced that we began discussions with an entity to acquire a portion of our California operations, including the possible sale of our California facilities, and a selection of pre-clinical infectious disease programs along with the hiring of a portion of our employees in California. It was our desire to identify a buyer for our California operations by March 31, 2003 and we previously announced that we would implement our plan to phase out our California operations if we did not enter into definitive documents by March 31, 2003. We were unable to negotiate mutually agreeable terms with a buyer of our California operations. Consequently, on March 31, 2003, we began to phase out our California operations. We initiated these transactions with the expectation that it will result in a refocused company that will concentrate its resources on advancing the development of our wound healing compound or compounds that we will potentially in-license. Achieving the benefit of this restructuring will depend in part on the focusing of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the restructuring will result in the loss of market opportunity or key employees or the diversion of the attention of management. We cannot assure you that, following this transaction, our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the restructuring or that the restructuring will result in increased earnings, or reduced losses, for the company in any future period.

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

Many factors could affect our actual financial results, and could cause these actual results to differ materially from those in these forward-looking statements. These factors include the following:

•	the filing for protection under Chapter 11 of the United States Bankruptcy Code;

•	unanticipated increases occurring in financing and other costs;

•	general economic or business conditions being less favorable than expected; and

•	legislative or regulatory changes adversely affecting Essential or the biopharmaceutical industry generally.

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

As of March 31, 2003, we did not have any off-balance sheet financings.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case Nos. 03-11317(MFW), 03-11318(MFW) and 03-11319(MFW)). Essential has filed a Plan of Reorganization which details its intent to make payment in full of obligations owed to certain creditors and providing for recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

Essential was notified in August 2002 that Fresenius Medical Care Holdings, Inc. (“FMCH”) notified Maret of its exercise of appraisal rights. FMCH, a former common stockholder of Maret, claims to exercise these rights under Section 262 of Delaware General Corporation Law in relation to a merger between Maret, Essential and MC Merger Corp. FMCH filed a Petition For Appraisal of Stock in the Delaware Court of Chancery and delivered notice of such action to Essential’s counsel. At the present time this litigation has been stayed under Section 362 of the Bankruptcy Code.

In March 2003, we notified the Maret stockholder representative of our indemnification claim against all of the escrow property pursuant to the acquisition agreements entered into in connection with the Company’s acquisition of Maret. Essential is seeking indemnification for losses that may be incurred in connection with the FMCH claim for appraisal rights described above and for possible breach of certain representations and warranties. The escrow estate contains 200,000 shares of the common stock of Essential.

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

In February 2003, Essential received a summons and a complaint from the plaintiffs, Delta Opportunity Fund, Ltd., and Delta Opportunity Fund (Institutional), LLC, which was filed in the Court of Chancery in the State of Delaware, New Castle County. Plaintiffs are holders of Essential’s Series B preferred stock and they allege that a holder optional repurchase right has occurred and, as a result, that Essential is required to redeem the shares of Series B preferred stock held by the Plaintiffs. No provision for any loss in connection with these possible claims has been provided for in the accompanying financial statements. At the present time this litigation has been stayed under Section 362 of the Bankruptcy Code.

Item 3.    Defaults Upon Senior Securities

By May 1, 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require Essential to redeem their preferred stock. This resulted in the Company having a redemption obligation to purchase this stock for $60.0 million, subject to the limitations of Delaware law as to the immediate enforceability of payment in full. We do not have the funds available to redeem 60,000 shares of Series B preferred stock and have not made such payment within the specified time period. Consequently, on May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Item 4.    Submission of Matters to a Vote of Security Holders

The matters voted upon, and the results of voting at, a Special Meeting of Stockholders held on January 23, 2003 were reported in Part 1, Item 4. of Essential’s Form 10-K for the year ended December 31, 2002, previously filed with the SEC, and are incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits have been filed with this report:

2.1

Joint Plan of Reorganization, filed with the United States Bankruptcy Court for the District of Delaware on May 2, 2003 (incorporated by reference to Exhibit 2.1 to Essential’s Current Report on Form 8-K filed May 2, 2003 with the Securities and Exchange Commission).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On January 24, 2003, Essential Therapeutics, Inc., filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to disclose the results of its Special Meeting of Stockholders convened to approve the conversion of its Series B Preferred Stock into common stock, increase the authorized capital stock of the Company and approve an amendment to its Restated Certificate of Incorporation to effect any of certain specified reverse stock splits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL THERAPEUTICS, INC.
(Debtor and Debtor-In-Possession) (Registrant)

By:	/s/ MARK SKALETSKY

Mark Skaletsky
President and Chief Executive Officer
(principal executive officer)

By:	/s/ PAUL MELLETT

Paul Mellett
Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated:	May 15, 2003