Form 10-Q
period 2003-06-30
ESSENTIAL THERAPEUTICS INC
filed 2003-08-14
CIK 1010915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-28006

ESSENTIAL THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3186021
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

78 Fourth Avenue, Waltham, Massachusetts	02451
(Address of principal executive offices)	(ZIP Code)

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

Number of shares of Common Stock, $0.001 par value per share, outstanding as of August 4, 2003: 18,939,941

ESSENTIAL THERAPEUTICS, INC.

INDEX FOR FORM 10-Q

For the Quarter Ended June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$2,145	$3,541
Marketable securities	14,267	29,957
Trade and other receivables	1,481	1,624
Prepaid expenses and other current assets	2,165	641
Assets held for sale	220	272

Total current assets	20,278	36,035
Restricted cash	1,572	2,230
Property and equipment, net	3,377	5,384
Goodwill	1,526	1,526
Other assets	92	1,142

Total assets	$26,845	$46,317

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$395	$2,561
Accrued compensation	300	739
Current portion of notes payable	646	677
Series B preferred stock redemption liability	60,000	—
Accrued merger and financing costs	—	6
Deferred revenue	83	1,084
Accrued restructuring	1,132	1,400
Accrued legal services	297	1,086
Other accrued liabilities	293	787

Total current liabilities	63,146	8,340
Long-term portion of notes payable	—	1,961
Long-term portion of accrued restructuring	—	664
Accrued rent	417	631
Series B convertible redeemable preferred stock, par value $0.001; 60,000 shares authorized, issued and outstanding: liquidation value $60,000 (net of deemed dividend and issuance costs) at June 30, 2003 and December 31, 2002	—	53,477
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, par value $0.001; 5,000,000 shares authorized; 60,000 Series B shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 18,939,941 shares issued and outstanding at June 30, 2003 and December 31, 2002	19	19
Additional paid-in capital	98,186	104,725
Deferred compensation	(1,052)	(1,388)
Notes receivable from officers	(146)	(175)
Accumulated deficit	(133,973)	(122,315)
Accumulated other comprehensive income	248	378

Total stockholders’ deficit	(36,718)	(18,756)

Total liabilities and stockholders’ deficit	$26,845	$46,317

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Research revenue	$625	$1,826	$2,128	$3,864
Milestone, licensing and other revenue	405	449	1,556	1,516

Total revenues	1,030	2,275	3,684	5,380
Operating expenses:
Research and development	1,304	6,399	5,564	11,959
General and administrative	2,576	2,525	5,350	4,708
Purchased in-process research and development	—	—	—	7,702
Restructuring charges	678	10,720	5,046	10,720

Total operating expenses	4,558	19,644	15,960	35,089

Loss from operations	(3,528)	(17,369)	(12,276)	(29,709)
Interest and other income, net	373	261	619	515

Net loss	(3,155)	(17,108)	(11,657)	(29,194)
Accretion of deemed dividend to Series B preferred stockholders	(6,098)	(425)	(6,523)	(850)

Net loss allocable to common stockholders	$(9,253)	$(17,533)	$(18,180)	$(30,044)

Basic and diluted net loss per common share	$(0.50)	$(0.95)	$(0.97)	$(1.72)

Weighted-average shares used in computing basic and diluted net loss per common share	18,673	18,408	18,656	17,491

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(11,657)	$(29,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	466	1,112
Stock compensation expense	320	485
Forgiveness of notes receivable from officers	29	14
Purchased in-process research and development	—	7,702
Accrued rent	(270)	(15)
(Gain)/loss on fixed assets disposal	(304)	15
Goodwill impairment	—	6,276
Charges for impairment of assets	1,437	1,037
Changes in assets and liabilities:
Trade and other receivables	143	4,137
Prepaid expenses and other current assets	(1,524)	(531)
Other assets	1,050	(469)
Accounts payable	(2,166)	(1,988)
Accrued compensation	(439)	(1,395)
Accrued restructuring	(894)	2,540
Other accrued liabilities	(1,229)	(170)
Deferred revenue	(1,001)	(2,916)

Net cash used in operating activities	(16,039)	(13,360)

Cash flows from investing activities:
Short-term loan to Maret prior to acquisition	—	(275)
Direct costs of Althexis acquisition	—	(700)
Direct costs of Maret acquisition	(4)	(366)
Purchase of short-term investments	(5,539)	(24,079)
Sales and maturities of short-term investments	21,099	—
Change in restricted cash	658	(472)
Net proceeds from sales of fixed assets	852	—
Capital expenditures	(430)	(997)

Net cash provided by (used in) investing activities	16,636	(26,889)

Cash flows from financing activities:
Principal payments on notes payable	(2,235)	(410)
Proceeds from debt financing	242	—
Net proceeds from issuance of common stock	—	192

Net cash used in financing activities	(1,993)	(218)

Net decrease in cash and cash equivalents	(1,396)	(40,467)
Cash and cash equivalents at beginning of period	3,541	57,469

Cash and cash equivalents at end of period	$2,145	$17,002

Supplemental disclosure of cash flow information:
Interest paid	$57	$49

Supplemental disclosure of Maret acquisition:
Tangible assets acquired		$82
Liabilities assumed		2,033
Goodwill acquired		1,526
Acquisition costs incurred		497
Purchased in-process research and development		7,702
Common stock issued		6,780

See Notes to Condensed Consolidated Financial Statements.

ESSENTIAL THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Essential Therapeutics, Inc. (“Essential”, or the “Company”), is a biopharmaceutical company committed to the development and commercialization of critical products for wound healing and life-threatening diseases. The Company is presently conducting pre-clinical testing of its wound healing compound.

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

2.    Chapter 11 Bankruptcy Filing and Nasdaq Delisting

Our securities were delisted from The Nasdaq Stock Market effective with the opening of business on April 14, 2003. The Company is currently trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol ETRX.OB.

As a result of delisting, the holders of Series B preferred stock had the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. In April 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require the Company to redeem their preferred stock. This resulted in our having a redemption obligation to purchase this stock for $60.0 million subject to the limitations of Delaware law as to the immediate enforceability of payment in full. Accordingly, as of June 30, 2003, the Company recorded in full the remaining accretion of the original deemed dividend to the Series B preferred stockholders and has reclassified the resulting $60 million redemption obligation into current liabilities. We do not have the funds available to redeem 60,000 shares of Series B preferred stock.

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and provides for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

On July 23, 2003, Bankruptcy Judge Walrath issued an order directing the office of the United States Trustee to appoint an equity security committee charged with representing the interests of the holders of common stock of the Company. On August 5, 2003, the office of the United States Trustee filed a notice identifying the individuals and entities appointed to serve on the Official Committee of Equity Security Holders.

The Company and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses each as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Our Independent Auditor’s report to our audited financial statements for the period ended December 31, 2002 indicates that there is substantial doubt about our ability to continue as a going concern. There can be no assurances that we can satisfactorily restructure our obligations or continue our operations. If we are forced to liquidate, the proceeds resulting from such liquidation will not be sufficient to satisfy all of our debts and obligations and we will not have sufficient proceeds available for distribution to our common stockholders.

3.    Phase Out of our Mountain View, California Operations

As we previously announced, on March 31, 2003, we commenced the wind-down of our California operations with the elimination of 44 positions. We no longer have any employees located in California. We expect to vacate the last of the facilities we occupied in California on or before August 31, 2003.

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

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 2003 and December 31, 2002, respectively, all securities were designated as available-for-sale. These securities are stated at fair value based upon market quotes, with the unrealized gains and losses reported in stockholders’ equity. Amortization of premiums and discounts are included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method.

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

In June 2002 in conjunction with the restructuring detailed in Note 5, Essential recorded a $6.3 million impairment charge for the goodwill associated with the acquisition of Althexis. An impairment test indicated that no goodwill was present due to the decision not to pursue the research activities at Althexis. The remaining goodwill as of June 30, 2003 of $1.5 million is the goodwill associated with the acquisition of Maret. As of June 30, 2003, the value of this goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

REVENUE RECOGNITION

Effective January 1, 2000, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements. Essential previously recognized nonrefundable upfront license fees as revenue when received and when all contractual obligations of the Company relating to the fees had been fulfilled. Under the new accounting method adopted retroactively to January 1, 2000, the Company recognizes revenues related to research contracts over the related funding periods for each contract. The Company was required to perform research activities as specified in each respective agreement on a best efforts basis and the Company was reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, the amounts reimbursed were generally recognized on a ratable basis as the research services were performed. Deferred revenue may have resulted when the Company received funding prior to commencing research efforts, or when the Company had not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Nonrefundable license payments received at the inception of a collaboration agreement are recognized over the expected research term on a ratable basis. Milestone payments that are “at risk” at the inception of a collaborative effort are recognized upon the achievement of the milestone, such as selection of candidates for drug development following a screening effort, the commencement of clinical trials or receipt of regulatory approvals. The Company has reported other revenues which principally relate to the sale of molecular diversity samples to pharmaceutical or biotechnology companies for use in their drug discovery programs.

RESEARCH AND DEVELOPMENT EXPENSES

Essential’s research and development costs are expensed as incurred. Research and development expenses include, but are not limited to, payroll and personnel expenses, contract research services, lab supplies, facilities costs and outside services. The Company’s research and development expenses for the three and six month periods ended June 30, 2003 and 2002 were $1.3 million and $6.4 million and, $5.6 million and $12.0 million, respectively.

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rates	2.51%	4.44%	2.67%	4.33%
Expected dividend yield	—	—	—	—
Expected lives	1.56 years	4.06 years	1.56 years	4.06 years
Expected volatility	1.188	0.875	1.188	0.875
Weighted average grant-date fair value of options granted during the period	—	$1.94	—	$2.18

	3 Months Ended June 30,		6 Months Ended June 30,
	2003	2002	2003	2002
Net loss allocable to common stockholders as reported	$(9,252,843)	$(17,534,397)	$(18,179,959)	$(30,044,333)
Add: Stock-based employee compensation cost, included in the determination of net loss as reported	16,143	113,473	44,549	171,383
Add/(Less): Total stock-based compensation credit/(expense) determined under fair value based method for all employee awards	(8,737)	(384,837)	246,786	(961,412)

Pro forma net loss	$(9,245,437)	$(17,805,761)	$(17,888,624)	$(30,834,362)

Basic and diluted net loss per common share:
Net loss per share as reported	$(0.50)	$(0.95)	$(0.97)	$(1.72)
Pro forma net loss per share	$(0.50)	$(0.97)	$(0.96)	$(1.76)

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

	Three months ended
	June 30, 2003	June 30, 2002
	(in thousands)
Net loss	$(3,155)	$(17,108)
Change in unrealized gain (loss) on available-for-sale securities	(117)	342

Comprehensive loss	$(3,272)	$(16,766)

	Six months ended
	June 30, 2003	June 30, 2002
	(in thousands)
Net loss	$(11,657)	$(29,194)
Change in unrealized gain (loss) on available-for-sale securities	(130)	166

Comprehensive loss	$(11,787)	$(29,028)

5.    Restructuring Costs

During the first quarter of 2003, the Company incurred a restructuring charge of $4.4 million. The charge was in connection with the Company’s previously announced decision to phase out the Mountain View, California operations beginning in March 2003. Specific actions taken in the first quarter of 2003 included the reduction of the Company’s workforce by 44 employees, the disposition of excess equipment and the consolidation of facilities. During the second quarter of

2003, the Company incurred an additional restructuring charge of $0.7 million related primarily to severance and benefits. The Company terminated 6 additional employees during the second quarter, and terminated the remaining Mountain View employees in early August, 2003.

In the second quarter of 2002, the Company had recorded a restructuring charge of approximately $10.7 million when it reduced the Company’s workforce by 73 employees, disposed of excess equipment and consolidated facilities in both Waltham, Massachusetts and in Mountain View, California. In the fourth quarter of 2002, the Company recorded an additional restructuring charge of $0.6 million related to the write-down of additional leasehold improvements on excess facilities in Mountain View, California. The following table summarizes the activity during the first six months of 2003 related to the restructurings:

	Balance at December 31, 2002	Cash Payments	Non-Cash Charges	Additional Restructuring Charges	Balance at June 30, 2003
	(in millions)
Severance and benefits	$—	$2.7	$—	$3.1	$0.4
Excess facility costs	1.8	1.3	1.6	1.4	0.3
Other restructuring-related costs	0.3	0.3	0.2	0.6	0.4

	$2.1	$4.3	$1.8	$5.1	$1.1

6.    Long-Lived Assets Held for Sale

During the first quarter of 2003 in conjunction with the restructuring plan detailed in Note 5, the Company committed to sell certain scientific equipment with a carrying value of approximately $0.9 million. The carrying value of the scientific equipment was adjusted to its fair value less costs to sell, amounting to approximately $0.6 million, which was determined based on quoted market prices of similar assets. The resulting $0.3 million impairment loss was recorded as part of the restructuring charge in the first quarter 2003 condensed consolidated statements of operations. During the second quarter of 2003, the Company sold the scientific equipment through an auction for approximately $0.8 million, resulting in a $0.2 million gain from sale of fixed assets.

During the second quarter of 2002 in conjunction with the restructuring plan detailed in Note 5, the Company committed to sell certain scientific equipment with a carrying value of approximately $1.4 million. The carrying value of the scientific equipment was adjusted to its fair value less costs to sell, amounting to $0.7 million, which was determined based on quoted market prices of similar assets. The resulting $0.8 million impairment loss was recorded as part of the restructuring charge in the second quarter 2002 condensed consolidated statements of operations. The carrying value of the scientific equipment is separately presented in the “Assets Held for Sale” caption in the condensed consolidated balance sheets and as of June 30, 2003, $0.2 million is still classified as “Assets Held for Sale”.

The Company believes that all items classified as held for sale will be sold no later than December 31, 2003.

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

The remaining goodwill as of June 30, 2003 of $1.5 million is the goodwill associated with the acquisition of Maret. As of June 30, 2003, the value of the goodwill has not been proven to be impaired. This goodwill will continue to be reviewed annually for impairment or more frequently if impairment indicators arise and will be adjusted as necessary.

8.    Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS No. 146 eliminates the definition and requirements for recognition of exit costs in EITF No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In conjunction with the phase out of the California operations, we incurred severance charges of $3.1 million, charges for the reduction in the value of leasehold improvements and the carrying value of equipment of $1.4 million, as well as charges of approximately $0.6 million for facility exit costs which were accounted for in accordance with SFAS No. 146.

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

In January 2003, the FASB issued Financial Interpretation Number (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entity’s, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company has evaluated the impact of the adoption of FIN No. 46, and does not believe it will have a material impact on its consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the provisions of this statement, which will be effective for contracts entered into or modified after June 30, 2003, will have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a material impact on its results of operations or financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Essential is a biopharmaceutical company committed to the development and commercialization of critical products for wound healing and life-threatening diseases. The Company is presently conducting pre-clinical testing of its wound healing compound.

Chapter 11 Bankruptcy Filing and Nasdaq Delisting

Our securities were delisted from The Nasdaq Stock Market on April 14, 2003. The Company is currently trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol ETRX.OB.

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

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and provides for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

On July 23, 2003, Bankruptcy Judge Walrath issued an order directing the office of the United States Trustee to appoint an equity security holders committee charged with representing the interests of the holders of common stock of the Company. On August 5, 2003, the office of the United States Trustee filed a notice identifying the individuals and entities appointed to serve on the Official Committee of Equity Security Holders.

The Company and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses each as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Phase Out of our Mountain View, California Operations

As we previously announced on March 31, 2003, we commenced the wind-down of our California operations with the elimination of 44 positions. We no longer have any employees located in California. We expect to vacate the last of the facilities we occupied in California on or before August 31, 2003.

In connection with the phase-out of the California operations in the first quarter of 2003, we incurred restructuring charges of approximately $4.4 million, consisting of $2.5 million in severance, $1.4 million for the write-down of the value of leasehold improvements and equipment and $0.5 million in facility exit costs. During the second quarter of 2003, the Company incurred an additional restructuring charge of $0.7 million related primarily to severance and benefits.

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

Collaboration Agreements

Since inception we have entered into collaboration agreements with major pharmaceutical and biotechnology companies that have enhanced our discovery and development programs. As of August 2003, we will no longer earn research funding under any of these collaborative agreements. In the event that certain milestones are reached, we may receive additional milestone payments, as well as royalties on product sales should any products result from the collaborations. At this time, we do not believe that any of these possible future payments are likely to be realized. The only collaborations under which we believe our partners are now, or may in the future, continue their efforts under the collaborations are as follows:

•	the collaboration agreement with affiliates of Johnson & Johnson Pharmaceutical Research & Development, L.L.C., or as we refer to them, J&J, under which our efforts were focused on discovering and developing novel beta-lactam antibiotics, antibiotic potentiators and inhibitors of bacterial signal transduction targeted at problematic gram-positive bacteria, including staphylococci and enterococci as well as a backup candidate. In July 2002, J&J initiated Phase I clinical trials with an Essential-developed prodrug form of the collaboration’s lead parenteral cephalosporin product. However, we have been informed that J&J has stayed further conduct of the Phase I trial pending review of the project. There can be no assurance that J&J will move forward with the Phase I clinical trials for this cephalosporin compound, or that even if such trials are reinstated, they will be completed. The backup candidate for another cephalosporin compound in the J&J collaboration is in pre-clinical development.

•	the collaboration agreement with Fujisawa Pharmaceutical Co., Ltd., or as we refer to them, Fujisawa, to develop assay systems for the discovery of antibacterial antibiotics and perform high-throughput screening of the compounds in Fujisawa’s library through a subcontractor. Fujisawa has the rights to conduct lead generation and optimization to exclusively develop, manufacture and market the resulting products worldwide.

In addition to the above-referenced collaborations under which we conducted research and our partners had rights to develop and commercialize resulting products, we also entered into a research and license collaboration with the University of Southern California (“USC”) to discover, develop and commercialize drugs based on angiotensin peptide analogues. Our research funding commitment to USC has expired, and our efforts under this collaboration are focused on the pre-clinical work being conducted with the wound healing compound licensed from USC. In the event we commercialize the wound healing compound, we would owe certain royalties to USC.

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

Revenue Recognition—As part of our strategy to enhance our research and development capabilities and to fund, in part, our capital requirements, we have entered into collaboration agreements with several major pharmaceutical companies. Pursuant to our collaboration agreements, we received license fees, milestone payments and research support payments, and may potentially receive additional milestone payments and royalty payments in the future. However, at this time, we do not believe that these future payments are likely. License payments are typically non-refundable up-front payments for licenses to develop, manufacture and market any products that are developed as a result of collaboration. These payments are recognized over the expected research term on a ratable basis. A change in the term of a collaborative research agreement may result in a change of the period over which an up-front, non-refundable license payment is recognized. Such a change would be treated prospectively at the time of the extension. Research support payments are typically contractually obligated payments to fund research and development over the term of collaboration. Deferred revenue may result when we receive funding prior to commencing research efforts, or when we have not incurred the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments are contingent payments that are made only upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals. Milestone payments that are “at risk” at the inception of a collaborative effort are recognized upon the achievement of the milestone. If drugs are successfully developed and commercialized as a result of our collaboration agreements, we will receive royalty payments based upon the net sales of those drugs developed in accordance with the terms of the collaboration agreements. In addition, we have derived other revenues principally through the sale of molecular diversity to other pharmaceutical and biotechnology companies for use in their research programs, and through short-term contract research.

Results of Operations

Three Months Ended June 30, 2003 and June 30, 2002

Revenues.    Total revenues for the second quarter of 2003 were $1.0 million compared to $2.3 million in the second quarter of 2002 and were derived primarily from the collaboration agreement with Fujisawa. The decrease in revenues between the periods was due primarily to decreased funding as a result of the conclusion of funded research with Schering Plough Animal Health or SPAH, J&J and Pfizer, offset by the revenue from the Fujisawa collaboration.

Research and Development Expenses.    Research and development expenses for the second quarter decreased from $6.4 million in 2002 to $1.3 million in 2003, due primarily to the restructurings in June 2002 and March 2003 which effectively concluded all research activity in both the Waltham, Massachusetts and in the Mountain View, California facilities.

Research and development expenses consist of salary and related fringe benefit expenses as well as laboratory supplies and chemicals, outside contract services and facility costs. Members of our research and development team typically work on a number of development projects concurrently. We have not historically tracked separately the costs associated with our various projects so as to enable accurate disclosure of the actual costs incurred to date on a project by project basis. Due to the risks inherent in the drug development process we are unable to estimate with any certainty the costs we will incur in advancing our wound healing project towards commercialization. We do expect our development costs to increase as we continue to advance our existing wound healing project through pre-clinical and clinical phases and as we potentially in-license new compounds and advance these compounds through development.

General and Administrative Expenses.    General and administrative expenses for the second quarter increased from $2.5 million in 2002 to $2.6 million in 2003, due primarily to higher expenses for legal services, consulting, payroll and other outside services. We expect general and administrative expenses to decrease in the remainder of 2003 as a result of our restructurings in 2002, the phase out of the California operations in March 2003 and the expected conclusion of the bankruptcy proceedings.

Restructuring Expenses.    Restructuring charges of $0.7 million were recorded in the second quarter of 2003 in connection with the phase-out of our California operations. The restructuring expenses consist of non-cash charges of $0.1 million and cash charges of $0.6 million. The $0.1 million in non-cash charges consist primarily of facility related expenses. The cash charges consist primarily of $0.6 million in severance and related costs.

Interest Income, net.    Interest income for the second quarter decreased from $0.3 million in 2002 to $0.2 million in 2003, due primarily to a decrease in average invested cash balances. Interest expense for the second quarter increased from $23,000 in 2002 to $27,000 in 2003, due primarily to the higher balances of existing debt.

Six Months Ended June 30, 2003 and June 30, 2002

Revenues.    Total revenues for the first half of 2003 were $3.7 million compared to $5.4 million for the first half of 2002 and were derived primarily from the collaboration agreements with SPAH and Fujisawa. The decrease in revenues between the periods was due primarily to decreased research funding as a result of the conclusion of funded research with SPAH, J&J and Pfizer, offset by the revenue from the Fujisawa collaboration.

Research and Development Expenses.    Research and development expenses for the first half of 2003 decreased from $12.0 million in 2002 to $5.6 million in 2003, due primarily to the restructurings in June 2002 and March 2003 which effectively concluded all research activity in both the Waltham, Massachusetts and in the Mountain View, California facilities.

Research and development expenses consist of salary and related fringe benefit expenses as well as laboratory supplies and chemicals, outside contract services and facility costs. Members of our research and development team typically work on a number of development projects concurrently. We have not historically tracked separately the costs associated with our various projects so as to enable accurate disclosure of the actual costs incurred to date on a project by project basis. Due to the risks inherent in the drug development process we are unable to estimate with any certainty the costs we will incur in advancing our wound healing project towards commercialization. We do expect our development costs to increase as we continue to advance our existing wound healing project through pre-clinical and clinical phases and as we potentially in-license new compounds and advance these compounds through development.

General and Administrative Expenses.    General and administrative expenses for the first half of 2003 increased from $4.7 million in 2002 to $5.4 million in 2003, due primarily to higher expenses for legal services, consulting, payroll, and other outside services. We expect general and administrative expenses to decrease in the remainder of 2003 as a result of our restructurings in 2002, the phase out of the California operations in March 2003, and the expected conclusion of the bankruptcy proceedings.

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

Restructuring Expenses.    Restructuring charges of $5.1 million were recorded in the first half of 2003 in connection with the phase-out of our California operations. The restructuring expenses consist of non-cash charges of $1.7 million and cash charges of $3.4 million. The $1.7 million in non-cash charges consist primarily of reductions in the carrying value of leasehold improvements, furniture and fixtures and computer and scientific equipment. The cash charges consist primarily of $3.1 million in severance and related costs and $0.3 million in costs to decontaminate and exit the facilities in California.

Interest Income, net.    Interest income for the first half of 2003 decreased from $0.6 million in 2002 to $0.5 million in 2003, due primarily to a decrease in average invested cash balances. Interest expense for the first six months increased from $49,000 in 2002 to $57,000 in 2003, due primarily to the higher balances of existing debt.

Liquidity and Capital Resources

Chapter 11 Bankruptcy Filing and Nasdaq Delisting

Our securities were delisted from The Nasdaq Stock Market on April 14, 2003. The Company is currently trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol ETRX.OB.

As a result of delisting, the holders of Series B preferred stock had the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. In April 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require the Company to redeem their preferred stock. This resulted in the Company having a redemption obligation to purchase this stock for $60.0 million, subject to the limitations of Delaware law as to the immediate enforceability of payment in full. Accordingly, as of June 30, 2003, the Company recorded in full the remaining accretion of the original deemed dividend to the Series B preferred stockholders and has reclassified the resulting $60 million redemption obligation into current liabilities. We do not have the funds available to redeem 60,000 shares of Series B preferred stock.

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and provides for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

On July 23, 2003, Bankruptcy Judge Walrath issued an order directing the office of the United States Trustee to appoint an equity security holders committee charged with representing the interests of the holders of common stock of the Company. On August 5, 2003, the office of the United States Trustee filed a notice identifying the individuals and entities appointed to serve on the Official Committee of Equity Security Holders.

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

We have financed our operations since inception primarily through the sale of equity securities, through funds provided under collaboration agreements, through other revenues principally consisting of sales of molecular diversity and through equipment financing arrangements. As of June 30, 2003, we had received $126.8 million from the sale of common and preferred stock and $75.5 million from license fees, research support and milestone payments under collaboration agreements.

Cash Flows

Cash, cash equivalents and marketable securities at June 30, 2003 were $16.4 million compared to $33.5 million at December 31, 2002. Trade and other receivables at June 30, 2003 were $1.5 million compared to $1.6 million at December 31, 2002. The decrease in cash during the first six months of 2003 was primarily due to cash used by operations of $16.0 million, $0.4 million in capital expenditures, and $2.2 million in principal payments under our debt obligations. This decrease was partially offset by $0.2 million in proceeds from debt financing and $0.9 million in net proceeds from sales of fixed assets.

We invested $0.4 million in capital expenditures in the first six months of 2003 compared to $1.0 million in the first six months of 2002. We spent $0.4 million in the first six months of 2003 on building improvements related to our Waltham, Massachusetts building lease entered into in January 2002. We financed these improvement expenditures with a bank term loan. On April 30, 2003, we repaid the term loan in full with a payment of approximately $1.9 million to Fleet National Bank. Including the repayment of the Fleet term loan, we made principal payments under our debt obligations of $2.2 million in the first half of 2003 compared to $0.4 million in the first half of 2002. At June 30, 2003, the remaining balance on our debt obligations was $0.7 million.

On April 30, 2003, the Company entered into lease termination agreements with the landlords of the facilities leased in California. The termination agreements allow the Company to avoid future lease payments for the California facilities upon vacating these facilities in exchange for payments aggregating approximately $1.3 million which were made in April 2003. The Company expects to vacate the last of its California locations in the third quarter of this year.

During the first six months of 2003, we restructured our California operations after we were unable to negotiate mutually agreeable terms with a potential buyer of our California operations. As of August 5, 2003, we no longer had any employees located in California. In connection with the phase out of the California operations, we recorded a restructuring charge of $4.4 million in the first quarter of 2003, which included cash charges of $2.8 million. The cash charges consist primarily of $2.5 million in severance and related costs and $0.3 million in costs to decontaminate and exit the facilities in California. During the second quarter of 2003, the Company incurred an additional restructuring charge of $0.7 million, which included cash charges of $0.6 million related to severance and related costs. While the restructuring resulted in lower salaries and payroll related expenses, we expect to funnel these savings into the advancement of development programs.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2003:

		Payment due by period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
	(in thousands)
Long-term debt	$474	$474	$—	$—	$—
Capital lease obligations	172	172	—	—	—
Operating leases	8,013	702	1,463	1,596	4,252
Series B convertible redeemable preferred stock redemption obligation	60,000	60,000	—	—	—
Research collaborations	263	263	—	—	—
Clinical trials	5	5	—	—	—

Total contractual cash obligations	$68,927	$61,616	$1,463	$1,596	$4,252

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

As a result of delisting, the holders of Series B preferred stock had the right to cause the Company to redeem their shares of Series B preferred stock at a price of $1,000 per share in accordance with the terms of the Series B preferred stock. In April 2003, the holders of 60,000 shares of Series B preferred stock exercised their right to require the Company to redeem their preferred stock. This resulted in the Company having a redemption obligation to purchase this stock for $60.0 million, subject to the limitations of Delaware law as to the immediate enforceability of payment in full. Accordingly, as of June 30, 2003, the Company recorded in full the remaining accretion of the original deemed dividend to the Series B preferred stockholders and has reclassified the resulting $60 million redemption obligation into current liabilities. We do not have the funds available to redeem 60,000 shares of Series B preferred stock.

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Essential has filed a Plan of Reorganization (“the Plan”) which details its intent to make payment in full of obligations owed to certain creditors and provides for the recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock.

The Company and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses each as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Letters of Credit

We pledged $0.4 and $1.1 million for standby letters of credit of the same amounts, related to our Waltham, Massachusetts building lease entered into in January 2002. The terms of the standby letters of credit expire in 2009 and 2012, respectively. Additionally, we have pledged $0.1 million for a credit card line to finance operating expenses which expires in May 2004.

Equipment Leases

On June 12, 2003, an auction was held in the Mountain View, CA facility to sell all scientific equipment, furniture and fixtures and computer equipment. As part of the auction, equipment financed by a lease was sold with the consent of the lessor. The proceeds were remitted to the lessor net of a pro rata share of the auction sales and marketing expenses. In addition, the Company agreed to pay in full all remaining balances due under the lease on the day the Plan is effective.

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

DISRUPTION OF OPERATIONS RELATING TO BANKRUPTCY FILING

The commencement of the Chapter 11 proceedings could adversely affect our relationships with our collaborative partners, suppliers or employees. If these relationships are adversely affected, our operations could be materially affected. Weakened operating results could adversely affect our ability to obtain confirmation of the Plan of Reorganization, or the Plan, or to avoid financial difficulties after consummation of the Plan. Additionally, the commencement of the Chapter 11 proceedings could materially and adversely impact our ability to enter into serious negotiations with third parties regarding in-licensing opportunities.

RISKS OF NON-CONFIRMATION

Even if the requisite acceptances are received, there can be no assurance that the Bankruptcy Court will confirm the Plan. On July 23, 2003, Bankruptcy Judge Walrath issued an order directing the office of the United States Trustee to appoint an equity security holders committee charged with representing the interests of the holders of common stock, and the Official Committee of Equity Security Holders was formed on August 5, 2003. We expect that this committee will challenge the Plan and will oppose the confirmation of the Plan by the Bankruptcy Court. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that the confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and that the value of distributions to non-accepting classes of claims and interest holders will not be less than the value of distributions such creditors and interest holders would receive if the debtors were liquidated under Chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that these requirements have been met.

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

We are currently conducting pre-clinical proof-of-concept studies on a small molecule therapeutic for wound healing applications that was licensed to us by USC. In addition, we are monitoring development of the parenteral cephalosporin partnered with J&J. In July 2002, J&J initiated Phase I clinical trials with an Essential-developed prodrug form of the collaboration’s lead parenteral cephalosporin product. However, we have been informed that J&J has stayed further conduct of the Phase I trial pending review of the project. There can be no assurance that J&J will move forward with the Phase I clinical trials for this cephalosporin compound, or that even if such trials are reinstated, they will be completed. We have one other cephalosporin compound in the J&J collaboration that is in pre-clinical development. Our strategy is to in-license and develop clinical stage drug candidates that target large pharmaceutical niche markets. Our focus is on IND stage through Phase I/IIA clinical candidates. Therefore, all of our existing potential products, as well as any potential products that may be in-licensed in the future, will require significant additional development efforts before we can sell them. These efforts include extensive pre-clinical and clinical testing prior to submission to the Food and Drug Administration, or FDA, or other regulatory authority. Pre-clinical and clinical testing will likely take several years. After submission, these potential products will be subject to lengthy regulatory review. We cannot predict with accuracy the time required to commercialize new pharmaceutical products.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST, EXPECT TO CONTINUE TO INCUR LOSSES FOR THE NEXT SEVERAL YEARS AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred substantial net losses in every year since our inception in December 1992. We had net losses allocable to common stockholders of $13.9 million in 2000, $28.2 million in 2001 and $42.9 million in 2002. We had an accumulated deficit of $134.0 million through June 30, 2003. We expect to continue to incur operating losses over the next several years.

Substantially all of our revenues to date have resulted from license fees, research support and milestone payments under our collaboration agreements. As of August 2003, we will not earn any additional research support under any of our existing collaborative agreements. Additionally, at this time we do not expect that we will receive revenues or royalties from drug sales by our partners. We do not expect to receive revenues from sales of our wound healing compound for a number of years, if at all, as we are currently conducting pre-clinical proof-of-concept studies on such molecule. Should we determine to advance this potential product into clinical development, such development would take many years to complete. We will need to raise additional capital prior to achieving sufficient revenues to become profitable and to sustain profitability. If we are not able to raise such additional capital, we will be unable to continue operations.

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

IF WE CANNOT ATTRACT AND RETAIN MANAGEMENT AND DEVELOPMENT STAFF, WE MAY NOT BE ABLE TO PROCEED WITH OUR DEVELOPMENT PROGRAMS.

We are highly dependent on management and development staff, including Mark Skaletsky, our President and Chief Executive Officer, Tim Noyes, our Chief Operating Officer and on our other officers. Considering the time necessary to recruit replacements, if we lose the services of any of the named individuals or other senior management and key development staff, we may incur delays in our product development and commercialization efforts or experience difficulties in raising additional funds. We may also lose a significant amount of revenues without the senior staff necessary to adequately maintain existing corporate collaborations or to enter into new collaborations. We do not carry key-man life insurance on any of our executives. We believe that our future success will depend, in part, on our ability to attract and retain highly talented managerial and development personnel and consultants. We cannot assure you that we will be able to attract and retain the personnel we require on acceptable terms, or at all. In the event we are unable to do so, the rate at which we can develop and commercialize drugs will be limited.

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

As of June 30, 2003, we did not have any off-balance sheet financings.

Foreign Currency Exchange Risk

At this time, we do not participate in any foreign currency exchange activities; therefore, we are not subject to risk of gains or losses for changes in foreign exchange rates.

Item 4.    Controls and Procedures

Essential maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, or the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Essential’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, the Chief Executive and Chief Financial Officers have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and regulations.

No changes in Essential’s internal controls over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, Essential’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On May 1, 2003, Essential Therapeutics, Inc. and its wholly owned subsidiaries, The Althexis Company, Inc. and Maret Corporation, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case Nos. 03-11317(MFW), 03-11318(MFW) and 03-11319(MFW)). Essential has filed a Plan of Reorganization which details its intent to make payment in full of obligations owed to certain creditors and provides for recapitalization of the company as a privately-held entity, held solely by the former holders of Essential’s Series B preferred stock. On July 23, 2003, Bankruptcy Judge Walrath issued an order directing the office of the United States Trustee to appoint an equity security holders committee charged with representing the interests of the holders of common stock of the Company. We expect this committee to oppose the confirmation of the Plan.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)    The following exhibits have been filed with this report:

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

On April 14, 2003, Essential Therapeutics, Inc., filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to disclose the delisting of the Company’s common stock from The Nasdaq Stock Market.

On May 2, 2003, Essential Therapeutics, Inc., filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to disclose that the Company and its wholly owned subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

On June 11, 2003, Essential Therapeutics, Inc., filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to file the Initial Monthly Operating Report with the United States Bankruptcy Court.

On June 30, 2003, Essential Therapeutics, Inc., filed a current report on Form 8-K with the Securities and Exchange Commission. The purpose of the filing was to file the Monthly Operating Report for the period May 1, 2003 and ending on May 31, 2003 with the United States Bankruptcy Court.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL THERAPEUTICS, INC.
(Debtor and Debtor-In-Possession)
(Registrant)

By:	/s/ MARK SKALETSKY

Mark Skaletsky
President and Chief Executive Officer
(principal executive officer)

By:	/s/ PAUL MELLETT

Paul Mellett
Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated:	August 14, 2003