Form 10-Q/A
period 2002-03-31
ESSENTIAL THERAPEUTICS INC
filed 2003-11-12
CIK 1010915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☐

There are no shares of Common Stock, $0.001 par value per share, outstanding as of November 10, 2003.

Explanatory Note

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2002, to amend Item 6 and to revise Exhibits 10.3, 10.4, 10.5, 10.6 and 10.7 in response to comments we received from the Securities and Exchange Commission relating to our request for confidential treatment of certain information contained in such exhibits. This report amends Item 6 to reflect the filing of the revised exhibits with this report and also revises Exhibits 10.3, 10.4, 10.5, 10.6 and 10.7 to disclose additional portions of such exhibits that we previously had redacted.

Except as noted herein, the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, remains as originally filed with the Securities and Exchange Commission on May 15, 2002. All information in this Amendment No. 1 is as of November 10, 2003 and does not reflect any subsequent information or events other than the changes referred to above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

The following exhibits have been filed with this report:

10.1	Sublease between Essential and Art Technology Group, Inc., dated as of January 31, 2002.

10.2	Research Agreement between Maret Corporation and the University of Southern California, dated as of July 13, 2000.

10.3*	Amendment No. 1 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of January 16, 2001.

10.4*	Amendment No. 2 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of March 28, 2001.

10.5*	Amendment No. 3 to the Research Agreement between Maret Corporation and the University of Southern California, dated as of March 18, 2002.

10.6*	License Agreement between Maret Corporation and the University of Southern California, dated as of August 31, 1994.

10.7*	Amendment No. 1 to License Agreement between Maret Corporation and the University of Southern California, dated as of June 19, 2000.

10.8	Amendment No. 2 to License Agreement between Maret Corporation and the University of Southern California, dated as of February 15, 2002.

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

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

*	Filed herewith (all other exhibits not so marked were previously filed with the Quarterly Report on Form 10-Q, filed on May 15, 2002).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL THERAPEUTICS, INC.

Dated November 11, 2003	By:	/s/ MARK SKALETSKY Mark Skaletsky Chief Executive Officer